Form 10KSB
period 2006-12-31
Preferential Equities Corp.
filed 2007-03-29
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2006

9	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________to _______

Commission File Number: 000-49768

PREFERENTIAL EQUITIES CORP.
(Name of small business issuer in its charter)

Nevada	91-2015980
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O. Box 741, Bellevue, WA	98009
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (425) 453-0355

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $0.001 par value per share	NOT APPLICABLE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act 9

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

: Yes 9 No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any

i

 amendment to this Form 10-KSB. :

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

: Yes 9 No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:

N/A

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. N/A

Yes 9 No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

ii

iii

FORWARD LOOKING INFORMATION

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

Item 1. Description of Business.

Formation.

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of March 28, 2007, there are 5,000,000 shares of Common Stock outstanding.

Our Business.

Preferential has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its shareholders, Preferential never commenced any operational activities. As such, Preferential can be defined as a "shell" or "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of Preferential has elected to commence implementation of Preferential's principal business purpose.

Preferential is filing this registration statement on a voluntary basis because the primary attraction of Preferential as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of Preferential.

The proposed business activities described herein classify Preferential as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Harry Miller, the primary shareholder of Preferential, has expressed his intention that he has no plan to sell his respective shares of Preferential's common stock until such time as Preferential has successfully consummated a merger or acquisition and Preferential is no longer classified as a "blank check" company, and he has also expressed his intention not to sell his shares unless the shares are subsequently registered or if an exemption from registration is available.

Competition

We will compete with other blank check companies that have a business objective similar to ours. Some of our competitors are the remains of failed or discontinued businesses. As failed or discontinued businesses, these blank check companies have ceased their day-to-day operations but have maintained their public corporate structure. Some of our competitors are blank check companies that publicly distributed shares under Rule 419 of the Securities Exchange Act of 1934. Some of our competitors file reports with the Securities and Exchange Commission, and some do not. Some of our competitors have securities that trade in the over-the-counter securities markets, and some do not.

We believe that the principal competitive factors in our business may be summarized as follows:

Speed in Completing Transaction	Blank check companies that are able to consummate merger or acquisition transactions quickly are more attractive to owners of privately-held companies than those blank check companies that must move more slowly to consummate a transaction.

Control Status	Blank check companies that can offer a controlling interest to the owners of a privately-held company are more attractive than blank check companies that cannot implement a change in control.

Trading Status	Blank check companies that are listed for trading or eligible for immediate listing are generally more attractive than blank check companies that will be required to pursue a listing at a future date.

Available Resources	Blank check companies that have available resources, particularly cash resources, are generally more attractive than blank check companies that have no available resources.

Prior Operations	Blank check companies that have no prior operations are generally more attractive than blank check companies that have prior operations and the potential for contingent liabilities.

Stock Distribution	Blank check companies that have a substantial number of existing stockholders and a relatively even distribution of stock ownership are generally more desirable than blank check companies that have a small number of stockholders, or a few stockholders who control large blocks of stock.

We believe Preferential will remain an insignificant participant among the companies which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Preferential. In view of Preferential's combined extremely limited financial resources and limited management availability, Preferential will continue to be at a significant competitive disadvantage compared to Preferential's competitors.

Research and Development.

Our Lack of Market Research or Marketing Organization Could Adversely Affect Our Ability to Successfully Find and Conclude a Merger or Acquisition. Preferential has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by Preferential. Moreover, Preferential does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by Preferential, there is no assurance Preferential will be successful in completing any such business combination.

Environmental Compliance.

The nature of Preferential's business does not require special environmental or local government approval. Preferential is compliant with all environmental laws. There is no cost to Preferential for such compliance.

Government Regulation.

Securities Exchange Act of 1934, as amended, (the "1934 Act"). Sections 13 and 15(d) of the 1934 Act requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

New SEC Shell Company Rules. On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. These rules were published in the Federal Register on July 21, 2005 and were made effective as of August 22, 2005, except for an amendment to Item 5.06 of the Form 8-K that became effective on November 5, 2005. The amendments expand the definition of a shell company to be a company with no or nominal operations, assets consisting of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies, as a result of these rule changes:

  are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company;;
  must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;
  must file financial statements within four days about the transaction; and
  where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

Prior to the new rules, financial statements of the acquired private company were not required to be filed on Form 8-K until 75 days after completion of the merger or acquisition. Also, detailed information about the business and management of the acquired private company was not required until the reporting company filed its next annual report on Form 10-KSB. As a result, securities of the new entity could be traded for up to 75 days with investors having little or no access to vital information about the acquired private company. These rule changes will add additional cost onto completing a merger or acquisition transaction and may make us less attractive as a means of going public.

Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the "SEC") under the Securities Exchange Act of 1934. Many of these new requirements will effect us and our board of directors. For instance, under SOA we are required to:

  form an audit committee in compliance with SOA;
  our chief executive office and chief financial officer are required to certify our financial statements;
  ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;
  disclose any off-balance sheet transactions as required by SOA;
  prohibit all personal loans to directors and officers;
  ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;
  adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
  ensure our auditor is independent as defined by SOA.

SOA has required us to review our current procedures and policies to determine whether they comply with the SOA and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the SOA and will take whatever actions are necessary to ensure that we are in compliance.

Investment Company Act of 1940. Although we are subject to regulation under the Securities Act of 1933 and the Securities Exchange Act of 1934, we believe Preferential will not be subject to regulation under the Investment Company Act of 1940 insofar as we are not engaged in the business of investing or trading in securities. In the event that we engage in a business combination which results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such an event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to the status of Preferential under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences. Preferential presently believes it is exempt from the Investment Company Act of 1940 via Regulation 3a-2 thereto.

Investment Advisor Act of 1940. We are not an "investment adviser" under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, we do not and will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

Employees.

We have no full time or part time employees. Harry Miller, our president, has agreed to allocate a portion of his time to our activities, without compensation. We anticipate that our business plan can be implemented through the efforts of Mr. Miller who devotes up to 5% of his work week to our business affairs, consequently, conflicts of interest may arise with respect to the limited time commitment by Mr. Miller.

Reports to Securities Holders.

We are required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

You may read and copy any materials we file with the SEC at their Public Reference Room Office, 100 F Street, NE, Room 1580, Washington, D.C. 20549-0102. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Risk Factors.

Risks Related to Our Business and Industry

Preferential Has No Operating History That Can Be Used to Evaluate its Future Business Prospects. Preferential was incorporated in the state of Nevada on October 2, 2006. Preferential has had no operating history nor any revenues or earnings from operations since inception. Preferential has little or no tangible assets or financial resources. Preferential will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in Preferential incurring a net operating loss which will increase continuously until Preferential can consummate a business combination with a profitable business opportunity.

There Is No Assurance That Preferential's Proposed Operations Will Be Successful. The success of Preferential's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that Preferential will be successful in locating candidates meeting such criteria. In the event Preferential completes a business combination, of which there can be no assurance, the success of Preferential's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond Preferential's control. There is no assurance that Preferential can identify such a business opportunity and consummate such a business combination. Preferential's sole officer and director does not have any direct experience with black check companies or related transactions. Preferential has not made any attempts to negotiate or consummate a merger with, or acquisition of, a private company.

Risks Related to Owning Our Common Stock

State Blue Sky Registration Laws Will Restrict the Resales of the Preferential's Stock. Transferability of the shares of Common Stock of Preferential is very limited because a significant number of states have enacted regulations pursuant to their securities or so-called "blue sky" laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of "blank check" companies such as Preferential within that state. In addition, many states, while not specifically prohibiting or restricting "blank check" companies, would not register the securities of Preferential for sale or resale in their states. Because of these regulations, Preferential currently has no plan to register any securities of Preferential with any state. To ensure that any state laws are not violated through the re-sales of the securities of Preferential, Preferential will refuse to register the transfer of any securities of Preferential, to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for Preferential's securities will develop in any state until subsequent to consummation of a Business Combination, if at all.

Preferential Will Face Scarcity of and Competition for Business Opportunities and Combinations and as a Result May Never Complete a Merger or Acquisition. Preferential is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital companies, are active in mergers and acquisitions of companies which may be desirable target candidates for Preferential. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Preferential and, consequently, Preferential will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Preferential will also compete in seeking merger or acquisition candidates with numerous other small public companies.

Preferential Has Not Entered into an Agreement for a Specific Business Combination or Other Transaction and May Never be Successful in Finding or Concluding Such an Agreement. Preferential has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance Preferential will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by Preferential. There is no assurance Preferential will be able to negotiate a business combination on terms favorable to Preferential. Preferential has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which Preferential would not consider a business combination in any form with such business opportunity. Accordingly, Preferential may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Mr. Miller, Our Sole Director and Officer, Will Only Devote Part Time Efforts to Preferential Due to His Involvement in Other Business Interests Which May Further Limit Our Likelihood of Success. While seeking a business combination, Harry Miller, President of Preferential anticipates devoting up to ten hours per month to the business of Preferential. Harry Miller will be the only person responsible in conducting the day to day operations of Preferential including searches, evaluations, and negotiations with potential merger or acquisition candidates. Preferential has not entered into any written employment agreement with Harry Miller and is not expected to do so in the foreseeable future. Preferential has not obtained key man life insurance on Harry Miller. The loss of the services of Harry Miller would adversely affect development of Preferential's business and its likelihood of continuing operations.

Preferential May Have Potential Business Conflict of Interests with Other Companies Formed by Mr. Miller, the Resolution of Which May Not Necessarily Be Favorable to Us . Harry Miller may in the future participate in business ventures which could be deemed to compete directly with Preferential. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event Preferential's current and future officers or directors are involved in the management of any firm with which Preferential transacts business. Management has adopted a policy that Preferential will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

Our Lack of Market Research or Marketing Organization Could Adversely Affect Our Ability to Successfully Find and Conclude a Merger or Acquisition. Preferential has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by Preferential. Moreover, Preferential does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by Preferential, there is no assurance Preferential will be successful in completing any such business combination.

Preferential Will Face Significant Legal Requirements That Have the Potential to Subject Us to Substantial Liability and Increase Our Costs of Doing Business if It is Characterized as an Investment Company.

Although Preferential will be subject to regulation under the Securities Exchange Act of 1934, management believes Preferential will not be subject to regulation under the Investment Company Act of 1940, insofar as Preferential will not be engaged in the business of investing or trading in securities. In the event Preferential engages in business combinations which result in Preferential holding passive investment interests in a number of entities, Preferential could be subject to regulation under the Investment Company Act of 1940. In such event, Preferential would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Preferential has obtained no formal determination from the Securities and Exchange Commission as to the status of Preferential under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject Preferential to material adverse consequences.

The Successful Completion of a Merger or Acquisition Transaction Will Likely Result in a Change in Control And Our Current Management Will Not Have Any Power to Influence Preferential after a Consummated Merger or Acquisition Transaction. A business combination involving the issuance of Preferential's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in Preferential. Any such business combination may require management of Preferential to sell or transfer all or a portion of Preferential's Common Shares held by them, or resign as members of the Board of Directors of Preferential. The resulting change in control of Preferential could result in the removal of Harry Miller and a corresponding reduction in or elimination of his participation in the future affairs of Preferential.

Preferential May Face Significant Delays and Disadvantages if it Embarks Upon a Blank Check Offering Prior to Completion of A Merger or Acquisition. Preferential may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with Preferential. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

Taxation Concerns May Influence Whether a Future Identified Business Opportunity Proceeds. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Preferential may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Preferential intends to structure any business combination so as to minimize the federal and state tax consequences to both Preferential and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax- free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Section 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for Preferential acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition by Preferential. Acquisition prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Securities Exchange Act of 1934 are applicable.

Item 2. Description of Property.

Preferential currently maintains a mailing address at P.O. Box 741, Bellevue, Washington 98009, which is the address of its President. Preferential pays no rent for the use of this mailing address. Preferential does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

Item 3. Legal Proceedings.

Preferential is not a party to any legal proceedings.

Item 4. Submissions of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

General.

Preferential's Common Stock has never been traded. It is unlikely that Preferential's stock will be accepted for trading on any exchange or quotation system until completion of a merger or acquisition. It is likely if any such trading market developed it would be on one the over the counter markets and be considered a "penny stock". There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

As of March 28, 2007, we had one stockholder of record holding 5,000,000 common shares.

Dividend Policy.

Preferential has not paid any cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

No Equity Compensation Plan.

Preferential does not have an equity compensation plan and does not plan to implement such a plan.

Recent Sales of Unregistered Securities.

On October 2, 2006, we issued 5,000,000 shares of our Common Stock to Mr. Miller, for an aggregate total of $5,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities. All of these shares are "restricted" shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to Securities Act of 1933.

Item 6. Management Discussion and Analysis or Plan of Operations.

2007 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company increased in 2006. Although our President, Mr. Miller, has reviewed a number of proposals he did not find one which he believed to be suitable for Preferential. Management believes the securities market in 2007 will be stronger than they have been that past five years. If, however, the markets remain unstable in 2007 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our investigation of interested parties.

Plan of Operations.

Our business purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to us by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. We have not restricted our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Mr. Miller has limited experience in managing companies similar to Preferential and we shall now be relying upon hisefforts in accomplishing the business purposes of Preferential. It is not anticipated that any outside consultants or advisors will be utilized by Preferential to effectuate its business purposes described herein. However, if Preferential does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Preferential has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

Marketing. Mr. Miller, our President, has contacted a couple of broker-dealer, venture capitalist and other members of the financial community who he had a pre-existing relationship and who were likely to have clients, associates and contacts interested in a blank check company such as Preferential. To date, Mr. Miller has reviewed the business plans and met the principals of at least two potential reverse merger/acquisition candidates. Mr. Miller did not, however, find a suitable privately held company seeking to consummate a reverse merger/acquisition transaction. Mr. Harry Miller plans on continuing to tap into his extensive network of business contacts in North America in seeking a suitable business entity to consummate a reverse merger/acquisition transaction for Preferential. Mr. Miller has not identified a specific potential merger or acquisition candidate at this time.

Evaluation of Acquisition Opportunities. Mr. Miller will obtain from potential private company candidates written materials regarding these privately held companies prior to considering a reverse merger/acquisition transaction with said companies. Mr. Miller plans on requesting or will request such items as:

  a description of products, services and company history;
  management resumes;
  available projections with related assumptions upon which they are based;
  an explanation of proprietary products and services;
  evidence of existing patents, trademarks or service marks or rights thereto;
  present and proposed forms of compensation to management;
  a description of transactions between the privately-held company and its affiliates during relevant prior periods;
  a description of present and required facilities;
  an analysis of risks and competitive conditions;
  a financial plan of operation and estimated capital requirements;
  audited financial statements; and
  other information deemed relevant.

Mr. Miller will endeavor to personally meet with management and key personal of companies which he considers are serious candidates for concluding a reverse merger or acquisition. Preferential will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of Preferential's limited financial resources. Preferential will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

Mr. Miller intends to take into consideration the following factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

  potential for growth, indicated by new technology, anticipated market expansion or new products;
  competitive position compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole;
  strength and diversity of management; either in place or scheduled for recruitment;
  capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;
  the extent to which the business of the privately-held company can be advanced;
  The regulatory environment within the privately-held company's industry;

  the market performance of equity securities of similarly situated companies in the privately-held company's industry; and
  reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

The time, effort and expense required to evaluate a privately-held company for a reverse merger/acquisition transaction with Preferential and to effectuate such a transaction cannot be predicted with any degree of accuracy. Preferential does not have any full-time employees and Mr. Miller, the sole unpaid employee of Preferential, is not required to devote any specific amount of time to the business of Preferential.

Preferential does not intend to merge with or acquire a business or company in which Mr. Miller has, directly or indirectly, an ownership interest in.

Treatment of Reverse Merger/Acquisition Transaction. The SEC considers a reverse merger/acquisition transaction to be a capital transaction in substance, rather than a business combination. That is, the transaction will be equivalent to the issuance of stock by the privately-held company for the net monetary assets of Preferential, accompanied by a recapitalization. As a result, the post-reverse merger/acquisition comparative historical financial statements for Preferential will be those of the privately-held company, with appropriate footnote disclosure concerning the changes in the capital structure of the privately-held company, effected at the reverse merger/acquisition transaction date.

Cost Projections. It is anticipated that Preferential will incur nominal expenses in the implementation of its business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the SEC. Because Preferential has no capital with which to pay these anticipated expenses, Tokay has verbally agreed to pay these charges with its personal funds. Any monies loaned to Preferential by Tokay will be unsecured and non- interest bearing. We expect that any loans made to us by Tokay will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Tokay has agreed that the repayment of any loans made by it to Preferential will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Item 7. Financial Statements.

The financial statements and schedules that constitute Item 7 of Form 10-KSB immediately follow on the next page.

PREFERENTIAL EQUITIES CORP.

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Preferential Equities Corp.

I have audited the accompanying balance sheet of Preferential Equities Corp. (A Development Stage Company) as of December 31, 2006, and the related statement of operations, stockholders' equity and cash flows for the period from October 2, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferential Equities Corp., (A Development Stage Company) as of December 31, 2006, and the results of its operations and cash flows from October 2, 2006 (inception) to December 31, 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ George Stewart, CPA

Bellevue, Washington
March 24, 2007

Preferential Equities Corp. (A Development Stage Company) Balance Sheet

ASSETS

As of December 31, 2006

Current Assets
Cash	$-
Subscription Receivable	3,000

Total Current Assets	3,000

TOTAL ASSETS	$3,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$0

Total Current Liabilities	-

Total Liabilities	-

Stockholders' Equity

Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of December 31, 2006	5,000
Additional paid-in capital	-
Deficit accumulated during exploration stage	(2,000)

Total Stockholders' Equity	3,000

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY	$3,000

See Notes to Financial Statements

Preferential Equities Corp. (A Development Stage Company) Statement of Operations

October 2, 2006
(inception)
through
December 31,
2006

Revenues

Revenues	$-

Total Revenues	-

General & Administrative Expenses	2,000

Total General & Administrative Expenses	(2,000)

Net Income (Loss)	$(2,000)

Basic earnings per share	$(0.00)

Weighted average number of
common shares outstanding	5,000,000

See Notes to Financial Statements

Preferential Equities Corp. (A Development Stage Company) Statement of Changes in Stockholders' Equity From October 2, 2006 (Inception) through December 31, 2006

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 2, 2006	-	$-	$-	$-	$-

Stock issued for cash on October 2, 2006

@ $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss, December 31, 2006				(2,000)	(2,000)

Balance, December 31, 2006	5,000,000	$5,000	$-	$(2,000)	$3,000

See Notes to Financial Statements

Preferential Equities Corp. (A Development Stage Company) Statement of Cash Flows

CASH FLOWS FROM OPERATING ACTIVITIES	October 2, 2006 (inception) through December 31, 2006

Net income (loss)	$(2,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Subscription Receivable	(3,000)

Net cash provided by (used in) operating activities	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	5,000
Additional paid-in capital	-

Net cash provided by (used in) financing activities	5,000

Net increase (decrease) in cash	-

Cash at beginning of period	-

Cash at end of year	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:

Interest	$-

Income Taxes	$-

See Notes to Financial Statements

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Preferential Equities, Corp. (the Company) was incorporated under the laws of the State of Nevada on October 2, 2006. The Company is pursuing their business as may be necessary, convenient or desirable to accomplish.

The Company is in the development stage. Its activities to date have been limited to capital formation, organization and development of its business plan. The Company has not commenced operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31, year-end.

b.   Basic Earnings per Share

In February 1997, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective October 2, 2006 (date of inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

c.   Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

d.   Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the reporting period. Actual results could differ from those estimates. In accordance with FASB 16 all adjustments are normal and recurring.

e.   Income Taxes

Income taxes are provided in accordance with SFAS 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to December 31, 2006, generated no revenues, and incurred losses of $ 2,000. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $3,000 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

NOTE 4. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 5. RELATED PARTY TRANSACTIONS

The sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 6. INCOME TAXES

As of December 31, 2006

Deferred tax assets:	300
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(300)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of December 31, 2006, the Company has net operating loss carryforwards of $2,000. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2006

NOTE 8. STOCK TRANSACTIONS (Continued)

As of December 31, 2006 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Preferential has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Mr. Miller has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, she has concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Harry Miller	72	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	October 2, 2006

Ms. Pineda has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Harry Miller, has been President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Financial Officer and sole director of Preferential since October 2, 2006. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients.

At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is the former director and officer of the following reporting issuers: (1) Coronation Acquisition Corp., a former blank check company, now known as Supreme Realty Investments, Inc. ("SRLT.OB"); (2) Black Gardenia Corp., a former blank check company, now known as Asia Interactive Media Inc.; (3) Medina Coffee, Inc., an espresso cart and cafe company, now known as China Bak Battery Inc. ("CBBT.OB"); and Dentalserv.com, a dental software company which changed control in December 2006 ("DSRV.OB").

Significant Employees.

Preferential has no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings.

During the past five years, none of our directors or officers have been:

  a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
  convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships.

Not Applicable. We currently have only one director and officer, Mr. Harry Miller.

Audit Committee Financial Expert.

Preferential does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors. Additionally, Preferential does not have a member on its board of directors that has been designated as an audit committee "financial expert." Preferential does not believe that the addition of such an expert would add anything meaningful to Preferential at this time. It is also unlikely Preferential would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development. In order to entice such a director to join its Board of Directors Preferential would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things Preferential is unable to afford at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934. Under this section Mr. Harry Miller is now required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4 on any subsequent changes. Mr. Miller has not bought or sold any securities since the

Code of Ethics.

Preferential has not adopted a Code of Ethics at this time and the Board of Directors of Preferential is reviewing the necessity of adopting such a document at this time by Preferential given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 10. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2006 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2006 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Harry Miller President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Miller was appointed President, CEO, Treasurer, Secretary and a Director of the Company on October 2, 2006, the date of our formation.

Compensation of Directors

Preferential's sole officer and director has not received any compensation for his services rendered to Preferential since inception. Harry Miller has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until Preferential has generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, Preferential has no funds available to pay Harry Miller. Further, Harry Miller is not accruing any compensation pursuant to any agreement with Preferential.

It is possible that, after Preferential successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain Mr. Miller for the purposes of providing services to the surviving entity, or otherwise provide other compensation to Mr. Miller. However, Preferential has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in Preferential's decision to undertake any proposed transaction.

Preferential may also compensate Harry Miller, President of Preferential shares of Common Stock of Preferential for his services in connection with completion of an acquisition or merger. Preferential does not intend to compensate any other individual or consultants in connection with completion of an acquisition or merger.

Employment Contracts and Termination of Employment or Change of Control.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Preferential for the benefit of its employees.

Equity Compensation Plan.

Preferential does not have an equity compensation plan and does not plan to implement such a plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principle Stockholders

The following table sets forth certain information as of March 28, 2007, regarding the beneficial ownership of Preferential's Common Stock by (i) each stockholder known by Preferential to be the beneficial owner of more than 5% of Preferential's Common Stock, (ii) by each Director and executive officer of Preferential and (iii) by all executive officer and Directors of Preferential as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Harry Miller Bellevue, WA	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
All officers and directors as a group (1 person).	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
Notes:
(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended December 31, 2006.

Changes in Control.

There are no present arrangements or pledges of Preferential's securities which may result in a change in control of Preferential.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions.

We were formed on October 2, 2006. On October 2, 2006, we issued 5,000,000 shares of our common stock to Mr. Harry Miller, for an aggregate purchase price of $5,000. Mr. Harry Miller, is our President, Chief Financial Officer, Secretary, and a director.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Director Independence.

We currently do not have any independent directors, as the term "independent" is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only). We currently only have one director on our Board of Directors.

PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form 10-SB Registration Statement, filed December 4, 2006)
3.3	Bylaws (incorporated by reference from our Form 10-SB Registration Statement, filed December 4, 2006)
31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO & CFO

Item 14. Principal Accountant Fees and Services.

Fees and Services

We were formed October 2, 2006. George Stewart, CPA, audited our financial statements for fiscal 2006. The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

2006
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 2,000
Audit-related fees - review of each of the quarterly financial statements.	0
Tax fees - preparation and filing of three major tax-related forms and tax planning.	-
All other fees - other services provided by our principal accountants.	-
Total fees paid or accrued to our principal accountants	$ 2,000
Notes:	(1)	This number is an estimate only.

Pre-Approval Polices and Procedures

We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our audit committee has restricted the non-audit services that our principal accountants may provide to us primarily to tax services and review assurance services.

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2006. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants.

Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

The Board of Directors has pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERENTIAL EQUITIES CORP.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 20, 2007.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 29, 2007