Form 10QSB
period 2007-03-31
Preferential Equities Corp.
filed 2007-05-16
CIK 1382041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-52331
PREFERENTIAL EQUITIES CORP.
(Name of small business issuer as specified in its charter)
NEVADA	91-2015980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 741, Bellevue, WA 98009
(Address of principal executive offices)
(425) 453-0355
(Issuer's telephone number)
Not Applicable
(Former name, address or fiscal year if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,000,000 common shares issued and outstanding as of May 15, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

i

Preferential Equities Corp.

INDEX

PART 1 - FINANCIAL INFORMATION	1
ITEM 1. FINANCIAL STATEMENTS	2
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	8
General	8
Formation	8
Plan of Operations	8
Loss Per Period/General and Administrative Expenses	10
Liquidity and Capital Resources Liquidity	10
Off-balance sheet arrangements	10
"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995	10
ITEM 3. CONTROLS AND PROCEDURES	10
Evaluation of Disclosure Controls and Procedures	10
Changes in Internal Control over Financial Reporting	10

PART II - OTHER INFORMATION	10
ITEM 1. LEGAL PROCEEDINGS	10
ITEM 2. UNREGISTERED SALES OF EQUITIES SECURITIES AND USE OF PROCEEDS	11
Changes in Securities	11
Recent Sales of Unregistered Securities	11
Use of Proceeds
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11
ITEM 5. OTHER INFORMATION	11
ITEM 6. EXHIBITS	11
SIGNATURES	12

ii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2006, in the Form 10KSB and filed with the SEC on March 29, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	March 31,	Dec 31,
	2007	2006

Current Assets
Cash	$-	$-
Subscription Receivable	3,000	3,000
Total Current Assets	3,000	3,000

Other Assets

Total Other Assets	-	-

	$3,000	$3,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,000

Total Current Liabilities	2,000	-

Total Liabilities	2,000	-

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of March 31, 2007 and December 31, 2006 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(4,000)	(2,000)

Total Stockholders' Equity (Deficit)	1,000	3,000

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$3,000	$3,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations

		October 2, 2006
	Three Months	(inception)
	Ended	through
	March 31,	March 31,
	2007	2007

Revenues

Revenues	$-	$-

Total Revenues	-	-

Operating Costs
Administrative Expenses	2,000	4,000

Total Operating Costs	2,000	4,000

Net Income (Loss)	$(2,000)	$(4,000)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows
		October 2, 2006
	Three Months	(inception)
	Ended	through
	March 31,	March 31,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,000)	$(4,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable		(3,000)
Increase (Decrease) in Accounts Payable	2,000	2,000

Net cash provided by (used in) operating activities	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	5,000

Net increase (decrease) in cash	-	-

Cash at beginning of period		-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-
Income Taxes	$-	$-
See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to March 31, 2007, generated no revenues, and incurred losses of $ 4,000. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $1,000 is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

NOTE 6. INCOME TAXES

As of March 31, 2007

Deferred tax assets:	600
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(600)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has net operating loss carryforwards of $4,000. Net operating loss carryforward expires twenty years from the date the loss was incurred.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2007

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

As of March 31, 2007 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2007:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operations" of Preferential Equities Inc., is incorporated by reference from the Preferential's Form SB-1, as amended, filed with the SEC on December 14, 2006.

Formation

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

Plan of Operations

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

Cost Projections. It is anticipated that Preferential will incur nominal expenses in the implementation of its business plan. Our main cost is related to compliance with our ongoing reporting issuer obligations with the SEC. Because Preferential has no capital with which to pay these anticipated expenses, Mr. Harry Miller has verbally agreed to pay these charges with his personal funds. Any monies loaned to Preferential by Mr. Miller will be unsecured and non- interest bearing. We expect that any loans made to us by Mr. Miller will be repaid from cash generated from our operations after we have merged or acquired a privately held company. Mr. Miller has agreed that the repayment of any loans made by it to Preferential will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the three months ended March 31, 2007 was $2,000. Preferential has accumulated a net loss from October 2, 2006 (inception) through to March 31, 2007 of $4,000. All of these expenses have been audit and financial statement review related.

Preferential will continue to sustain operating expenses without corresponding revenues, at least until the consummation of a merger, acquisition or business combination. This will result in Preferential incurring a net operating loss which will increase continuously until Preferential can consummate a merger, acquisition or business combination with a profitable business opportunity.

Liquidity and Capital Resources Liquidity

As of March 31, 2007, Preferential had no cash, a subscription receivable asset of $3,000, and $2,000 in liabilities of which the entire $2,000 are funds owed to Mr. Miller its sole officer and director.

Off-balance sheet arrangements

As of March 31, 2007, Preferential has had no off-balance sheet arrangements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-QSB report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Preferential's Registration Statement on Form SB-1, as amended, filed with the SEC on December 4, 2006.

ITEM 3: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Mr. Miller has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, she has concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the quarter period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the three months ended March 31, 2007, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

Not applicable

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS

The following Exhibits are furnished as part of this Form 10-QSB, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed October 2, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed October 2, 2006)
31.1	Certificate of CEO/CFO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.1	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PREFERENTIAL EQUITIES CORP.

Date: May 15, 2007	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasuurer, CFO, Principal Accounting Officer and sole Director.