Form 10QSB
period 2007-06-30
Preferential Equities Corp.
filed 2007-08-07
CIK 1382041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2007

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
	Yes	X	No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes	X	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.
5,000,000 common shares issued and outstanding as of August 2, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

PREFERENTIAL EQUITIES CORP.

INDEX

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2006, in the Form 10KSB and filed with the SEC on March 29, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Preferential Equities, Corp.
QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED
JUNE 30, 2007

(UNAUDITED)

Preferential Equities Corp.

TABLE OF CONTENTS	PAGE #
Review Report	1
Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Cash Flows	4

Notes to Financial Statements	5 - 8

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554 FAX (206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Preferential Equities, Corp.

I have reviewed the condensed balance sheet of Preferential Equities, Corp. (A Development Stage Company) as of June 30, 2007, and the related condensed statements of operations for the three months and six months ended June 30, 2007 and for the period from October 2, 2006 (inception) to June 30, 2007, and condensed statements of cash flows for the six months ended June 30, 2007 and for the period from October 2, 2006 (inception) to June 30, 2007. These financial statements are the responsibility of the company's management.

I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with generally accepted accounting principles in the United States of America.

I have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Preferential Equities, Corp. (A Development Stage Company) as of December 31, 2006, and the related statements of operations, retained earnings and cash flows for the year then ended (not presented herein); and in my report dated January 22, 2007, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Bellevue, Washington
July 31, 2007

Preferential Equities Corp. (A Development Stage Company) Balance Sheets

ASSETS
	As of	As of
	June 30,	Dec 31,
	2007	2006

Current Assets
Cash	$-	$-
Subscription Receivable	-	3,000
Total Current Assets	-	3,000

Other Assets
Prepaid Expenses	1,000

Total Other Assets	1,000	-

	$1,000	$3,000

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Advances from Officer	1,000

Total Current Liabilities	1,000	-

Total Liabilities	1,000	-

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of June 30, 2007 and December 31, 2006 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(5,000)	(2,000)

Total Stockholders' Equity (Deficit)	-	3,000

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$1,000	$3,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statements of Operations

				October 2, 2006
	Three Months		Six Months	(inception)
	Ended		Ended	through
	June 30,		June 30,	June 30,
	2007		2007	2007

Revenues

Revenues	$-	$		$-

Total Revenues	-			-

Operating Costs
Administrative Expenses	1,000		3,000	5,000

Total Operating Costs	1,000		3,000	5,000

Net Income (Loss)	$(1,000)		$(3,000)	$(5,000)

Basic earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of
common shares outstanding	5,000,000		5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statements of Cash Flows

	Six Months Ended June 30, 2007	October 2, 2006 (inception) through June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,000)	$(5,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable	3,000
(Increase) Decrease in Prepaid Expenses	(1,000)	(1,000)
Increase (Decrease) in Advances from Officers	1,000	1,000
Increase (Decrease) in Accounts Payable

Net cash provided by (used in) operating activities	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	5,000

Net increase (decrease) in cash	-	-

Cash at beginning of period		-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-

Income Taxes	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

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
June 30, 2007

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to June 30, 2007, generated no revenues, and incurred losses of $ 5,000. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

NOTE 5. RELATED PARTY TRANSACTIONS (continued)

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 1,000 on June 30, 2007.

NOTE 6. INCOME TAXES

As of June 30, 2007

Deferred tax assets:	750
Net operating tax carryforwards	$-0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(750)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has net operating loss carryforwards of $5,000. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2007

NOTE 8. STOCK TRANSACTIONS (Continued)

As of June 30, 2007 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2007:

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

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of July 11, 2007, there are 5,000,000 shares of Common Stock outstanding.

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

14

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the six months ended June 30, 2007 was $1,000. Preferential has accumulated a net loss from October 2, 2006 (inception) through to June 30, 2007 of $5,000. All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of June 30, 2007, Preferential had no cash and $1,000 in liabilities of which the entire $1,000 are funds owed to Mr. Miller its sole officer and director.

Off-balance sheet arrangements

As of June 30, 2007, Preferential has had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change during the quarter period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the six months ended June 30, 2007, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

Not applicable

Recent Sales of Registered Securities

None.

Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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
PREFERENTIAL EQUITIES CORP.

Date: August 3, 2007	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasuurer, CFO, Principal Accounting Officer and sole Director.