Form 10QSB
period 2007-09-30
Preferential Equities Corp.
filed 2007-11-14
CIK 1382041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2007

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
5,000,000 common shares issued and outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

PREFERENTIAL EQUITIES CORP.

INDEX

PART 1 - FINANCIAL INFORMATION.. 3

ITEM 1. FINANCIAL STATEMENTS. 3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.. 14

PART II - OTHER INFORMATION.. 16

ITEM 1. LEGAL PROCEEDINGS. 16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS. 17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. 17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. 17

ITEM 5. OTHER INFORMATION.. 17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.. 17

SIGNATURES. 18

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2007, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

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
QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED
SEPTEMBER 30, 2007

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

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	Sept. 30,	Dec 31,
	2007	2006

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Other Assets
Prepaid Expenses	-	-

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Advances from Officer	1,250

Total Current Liabilities	1,250	-

Total Liabilities	1,250	-

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding as of
September 30, 2007 and December 31, 2006 respectively) 5,000		5,000
Additional paid-in capital
Subscription Receivable		(3,000)
Deficit accumulated during exploration stage	(6,250)	(2,000)

Total Stockholders' Equity (Deficit)	(1,250)	-

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company)
Statements of Operations

				October 2, 2006
	Three Months		Nine Months	(inception)
	Ended		Ended	through
	Sept. 30,		Sept. 30,	Sept. 30,
	2007		2007	2007

Revenues

Revenues	$-	$		$-

Total Revenues	-			-

Operating Costs
Administrative Expenses	1,250		4,250	6,250

Total Operating Costs	1,250		4,250	6,250

Net Income (Loss)	$(1,250)		$(4,250)	$(6,250)

Basic earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of
common shares outstanding	5,000,000		5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows
		October 2, 2006
	Nine Months	(inception)
	Ended	through
	Sept. 30,	Sept. 30,
	2007	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) $	(4,250)	$(6,250)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Advances from Officers	1,250	1,250
Increase (Decrease) in Accounts Payable

Net cash provided by (used in) operating activities	(3,000)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-

Net cash provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock		5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable	3,000

Net cash provided by (used in) financing activities	3,000	5,000

Net increase (decrease) in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-
Income Taxes	-	$-
See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

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
September 30, 2007

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to September 30, 2007, generated no revenues, and incurred losses of $ 6,250.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 1,250 on September 30, 2007.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2007

NOTE 6.  INCOME TAXES

As of September 30, 2007

Deferred tax assets:	938
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(938)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of September 30, 2007, the Company has net operating loss carryforwards of $ 6,250.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

NOTE 8.  STOCK TRANSACTIONS (Continued)

As of September 30, 2007 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

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

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of November 30, 2007, there are 5,000,000 shares of Common Stock outstanding.

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

Mr. Miller has limited experience in managing companies similar to Preferential and we shall now be relying upon his efforts in accomplishing the business purposes of Preferential. It is not anticipated that any outside consultants or advisors will be utilized by Preferential to effectuate its business purposes described herein. However, if Preferential does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Preferential has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the nine months ended September 30, 2007 was $4,250.  Preferential has accumulated a net loss from October 2, 2006 (inception) through to September  30, 2007 of $6,250.   All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of September, 2007, Preferential had no cash and $1,250 in liabilities of which the entire $1,250 are  funds owed to Mr. Miller its sole officer and director.

Off-balance sheet arrangements

As of September 30, 2007, Preferential has had no off-balance sheet arrangements.

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

  Changes in Internal Control over Financial Reporting

There was no change during the quarter period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the nine months ended September  30, 2007, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

PREFERENTIAL EQUITIES CORP.

Date: November 14, 2007	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.