Form 10KSB
period 2007-12-31
Preferential Equities Corp.
filed 2008-03-31
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0420
Expires: April 30, 2009
Estimated average burden hours per response: 1646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2007

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

: Yes 9 No

i

 Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. :

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one):

Yes 9 No :

Item 14. Principal Accountant Fees and Services	25
SIGNATURES	26

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

PART I

Item 1. Description of Business.

Formation.

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of March 28, 2008, there are 5,000,000 shares of Common Stock outstanding.

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

Competition.

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

We believe that the principal competitive factors in our business may be summarized as follows:

Speed in Completing         Blank check companies that are able to consummate merger or

 Transaction                        acquisition transactions quickly are more attractive to owners of privately-held companies than those blank check companies that must move more slowly to consummate a transaction.

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

1.       are now prohibited from using Form S-8 (the abbreviated registration statement used to register securities issued under employee benefit plans) until 60 days after it ceases to be a shell company;;

2.       must include current Form 10 or Form 10-SB information, including audited financial statements in the Form 8-K that the shell company files to report an event that causes it to cease being a shell company;

3.       must file financial statements within four days about the transaction; and

4.       where an operating company acquires a shell company and the operating company survives the transaction; the operating company will have acquired control of the shell for purposes of the definition of "succession" under the final rules and the operating company, as the surviving entity, will be required to file a Form 8-K under Item 5.01.

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

Sarbanes-Oxley Act of  2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the "SEC") under the Securities Exchange Act of 1934.  Many of these new requirements will affect us and our board of directors.  For instance, under SOA we are required to:

•         form an audit committee in compliance with SOA;

•         our chief executive office and chief financial officer are required to certify our financial statements;
ensure our directors and senior officers are required to forfeit all bonuses or other incentive-based compensation and profits received from the sale of our securities in the twelve month period following initial publication of any of our financial statements that later require restatement;

•         disclose any off-balance sheet transactions as required by SOA;

•         prohibit all personal loans to directors and officers;

•         ensure directors, officers and 10% holders file their Forms 4's within two days of a transaction;

•         adopt a code of ethics and file a Form 8-K whenever there is a change or waiver of this code; and
ensure our auditor is independent as defined by SOA.

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

As of March 28, 2008, we had one stockholder of record holding 5,000,000 common shares.

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

Item 6. Management Discussion and Analysis or Plan of Operations.

2007 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company decreased in 2007.  This was a result of a number of factors not the least of which was the instability of the economy as a result of the subprime mortgage crisis and weakoning US dollar.  Although our President, Mr. Miller, has reviewed a number of proposals he did not find one which he believed to be suitable for Preferential.  Management believes the securities market in 2008 will remain turbulent up until the US presidential election in November 2008.  If the markets remain unstable through-out 2008 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our continued investigation of interested parties.

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

Evaluation of Acquisition Opportunities.  Mr. Miller will obtain from potential private company candidates written materials regarding these privately held companies prior to considering a reverse merger/acquisition transaction with said companies.  Mr. Miller plans on requesting or will request such items as:

•         a description of products, services and company history;

•         management resumes;

•         available projections with related assumptions upon which they are based;

•         an explanation of proprietary products and services;

•         evidence of existing patents, trademarks or service marks or rights thereto;

•         present and proposed forms of compensation to management;

•         a description of transactions between the privately-held company and its affiliates during relevant prior periods;

•         a description of present and required facilities;

•         an analysis of risks and competitive conditions;

•         a financial plan of operation and estimated capital requirements;

•         audited financial statements; and

•         other information deemed relevant.

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

Mr. Miller intends to take into consideration the following factors when analyzing a company for its potential as a reverse merger/acquisition candidate:

•         potential for growth, indicated by new technology, anticipated market expansion or new products;

•         competitive position compared to other companies of similar size and experience within the privately-held company's industry segment as well as within the industry as a whole;

•         strength and diversity of management; either in place or scheduled for recruitment;

•         capital requirements and anticipated availability of required funds to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•         the extent to which the business of the privately-held company can be advanced;

•         The regulatory environment within the privately-held company's industry;

•         the market performance of equity securities of similarly situated companies in the privately-held company's industry; and

•         reputation of owners, principals and/or managers for complying with and not violating federal and/or state securities laws.

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

Item 7. Financial Statements.

The financial statements and schedules that constitute Item 7 of Form 10-KSB immediately follow on the next page.

PREFERENTIAL EQUITIES, CORP.

Index

Report of Independent Registered Public Accounting Firm                                                                     11

Financial Statements:

Balance Sheet                                                                                                                                    12

Statement of Operations                                                                                                                  13

Statement of Stockholders' Equity                                                                                                 14

Statement of Cash Flows                                                                                                                 15

Notes to Financial Statements                                                                                                                    16-19

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Preferential Equities Corp.

I have audited the accompanying balance sheet of Preferential Equities Corp. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statement of operations, stockholders' equity and cash flows the years then ended and for the period from October 2, 2006 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferential Equities Corp., (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and cash flows for the years then ended and from October 2, 2006 (inception) to December 31, 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ George Stewart, CPA

Seattle, Washington
March 27, 2008

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of		As of
	Dec. 31,		Dec 31,
	2007		2006

Current Assets
Cash	$-		$-
Total Current Assets	-		-

Other Assets
Prepaid Expenses	-		-

Total Other Assets	-		-

	$-		$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,000	$
Advances from Officer	1,250

Total Current Liabilities	2,250		-

Total Liabilities	2,250		-

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding as of
September 30, 2007 and December 31, 2006 respectively)	5,000		5,000
Additional paid-in capital
Subscription Receivable			(3,000)
Deficit accumulated during exploration stage	(7,250)		(2,000)

Total Stockholders' Equity (Deficit)	(2,250)		-

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-		$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company)
Statements of Operations

				October 2, 2006
	Year		Year	(inception)
	Ended		Ended	through
	Dec. 31,		Dec. 31,	Dec. 31,
	2007		2006	2007

Revenues

Revenues	$-	$		$-

Total Revenues	-			-

Operating Costs
Administrative Expenses	5,250		2,000	7,250

Total Operating Costs	5,250		2,000	7,250

Net Income (Loss)	$(5,250)		$(2,000)	$(7,250)

Basic earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of
common shares outstanding	5,000,000		5,000,000

Preferential Equities Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From October 2, 2006 (Inception) through December 31, 2007

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 2, 2006	-	$-	$-	$-	$-

Stock issued for cash on October 2, 2006
@ $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss, December 31, 2006				(2,000)	(2,000)

Balance, December 31, 2006	5,000,000	$ 5,000	$ -	$ (2,000)	$ 3,000

Net loss, December 31, 2007				(5,250)	(5,250)

Balance, December 31, 2007	5,000,000	$ 5,000	$ -	$ (7,250)	$ (2,250)

See Accompanying Notes

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows
			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,250)	$(2,000)	$(7,250)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Advances from Officers	1,250		1,250
Increase (Decrease) in Accounts Payable	1,000		1,000
Net cash provided by (used in) operating activities	(3,000)	(2,000)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		5,000	5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable	3,000	(3,000)
Net cash provided by (used in) financing activities	3,000	2,000	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-
See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2007

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
December 31, 2007

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to December 31, 2007, generated no revenues, and incurred losses of $ 7,250.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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
December 31, 2007

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering.  He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 1,250 on December 31, 2007.

NOTE 6.  INCOME TAXES

As of December 31, 2007

Deferred tax assets:	1,088
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(1,088)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of December 31, 2007, the Company has net operating loss carryforwards of $ 7,250.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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
December 31, 2007

NOTE 8.  STOCK TRANSACTIONS (Continued)

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of December 31, 2007 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Preferential has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 8A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has evaluated the effectiveness of our disclosure controls and procedures and had concluded that as of December 31, 2007, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company's management to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Mr. Miller, our sole officer and director has evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2007 and believes they are effective.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the last quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of December 31, 2007, Mr. Miller, our sole officer and director, has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8A(T) – CONTROLS AND PROCEDURES

See Item 8A – Controls and Procedures above.

Item 8B. Other Information.

None

PART III

Item 9. Directors and Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act. Identification of Directors and Executive Officers

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Harry Miller	75	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	October 2, 2006

Mr. Miller has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Harry Miller, has been President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Financial Officer and sole director of Preferential since October 2, 2006. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is the former director and officer of the following reporting issuers: (1) Coronation Acquisition Corp., a former blank check company, now known as Supreme Realty Investments, Inc. ("SRLT.OB"); (2) Black Gardenia Corp., a former blank check company, now known as  Asia Interactive Media Inc.; (3) Medina Coffee, Inc., an espresso cart and café company, now known as China Bak Battery Inc. ("CBBT.OB"); and Dentalserv.com, a dental software company which changed control in December 2006 ("DSRV.OB").

Significant Employees.

Preferential has no employees who are not executive officers, but who are expected to make a significant contribution to our business.

Involvement in Certain Legal Proceedings.

During the past five years, none of our directors or officers have been:

•      a general partner or executive officer of any business against which any bankruptcy petition was filed,

•      either at the time of the bankruptcy or two years prior to that time;

•      convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•      subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any               court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•      found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Family Relationships.

Not Applicable.  We currently have only one director and officer, Mr. Harry Miller.

Audit Committee Financial Expert.

Preferential does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, Preferential does not have a member on its board of directors that has been designated as an audit committee "financial expert."  Preferential does not believe that the addition of such an expert would add anything meaningful to Preferential at this time.  It is also unlikely Preferential would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development.  In order to entice such a director to join its Board of Directors Preferential would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things Preferential is unable to afford at this time

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Under the securities laws of the United States, our directors, executive officers (and certain other officers) and any persons holding more than 10% of our outstanding voting securities are required to report their ownership in our securities and any changes in that ownership to the SEC. Based solely upon reliance on the verbal and written representations of our director and officer, we believe we are in compliance with Section 16(a) of the Securities Exchange Act of 1934.  Under this section Mr. Harry Miller is now required to file a Form 3 initial report with the Securities and Exchange Commission and file a Form 4 on any subsequent changes.  Mr. Miller has not bought or sold any securities since October 2, 2006 when  we issued 5,000,000 shares of our common stock to Mr. Harry Miller, for an aggregate purchase price of $5,000.00.

Code of Ethics.

Preferential has not adopted a Code of Ethics at this time and the Board of Directors of Preferential is reviewing the necessity of adopting such a document at this time by Preferential given the composition of its Board of Directors and Officer and its scale of its operations at this time.

Item 10. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2007 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2007 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Harry Miller President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Miller was appointed President, CEO, Treasurer, Secretary and a Director of the Company on October 2, 2006, the date of our formation.

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

 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Principle Stockholders

The following table sets forth certain information as of March 28, 2008, regarding the beneficial ownership of Preferential's Common Stock by (i) each stockholder known by Preferential to be the beneficial owner of more than 5% of Preferential's Common Stock, (ii) by each Director and executive officer of Preferential and (iii) by all executive officer and Directors of Preferential as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Harry Miller Bellevue, WA	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
All officers and directors as a group (1 person).	5,000,000 (Restricted securities as defined in the Securities Act of 1933)	100%
Note:

(1)	Unless otherwise indicated, the named party is believed to have sole investment and voting control of the shares set forth in the above table.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officer, director or beneficial owner.

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended December 31, 2007.

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

Item 14. Principal Accountant Fees and Services.

Fees and Services

We were formed October 2, 2006.  George Stewart, CPA, audited our financial statements for fiscal 2007.   The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

	2007	2006
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	$ 2,000	$ 2,000
Audit-related fees - review of each of the quarterly financial statements.	3,000	0
Tax fees - preparation and filing of three major tax-related forms and tax planning.	250	-
All other fees – other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	$ 5,250	$ 2,000

Notes: (1)	This number is an estimate only.

Pre-Approval Policies and Procedures

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

PREFERENTIAL EQUITIES CORP. /s/ Harry Miller

By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2008.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 31, 2008