Form 10QSB
period 2008-03-31
Preferential Equities Corp.
filed 2008-05-14
CIK 1382041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2008

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
(Issuer’s telephone number)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
5,000,000 common shares issued and outstanding as of May 9, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

PREFERENTIAL EQUITIES CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2007, in the Form 10KSB and filed with the SEC on March 31, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Preferential Equities, Corp.
QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED
March 31, 2008

(UNAUDITED)

Preferential Equities Corp.

TABLE OF CONTENTS	PAGE #

Review Report	1

Financial Statements

Balance Sheet	2

Statement of Operations	3

Statement of Cash Flows	4

Notes to Financial Statements	5 - 8

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets (Unaudited)

ASSETS
	As of	As of
	March 31,	Dec 31,
	2008	2007

Current Assets
Cash	$-	$-

Total Current Assets	-	-
Other Assets

Total Other Assets	-	-
	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,250	1,000
Advances from Officer	2,250	1,250

Total Current Liabilities	4,500	2,250

Total Liabilities	4,500	2,250

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of March 31, 2007 and December 31, 2006 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(9,500)	(7,250)

Total Stockholders' Equity (Deficit)	(4,500)	(2,250)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

			October 2, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	2,250	2,000	9,500

Total Operating Costs	2,250	2,000	9,500

Net Income (Loss)	$(2,250)	$(2,000)	$(9,500)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			October 2, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,250)	$(2,000)	$(9,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable			-
Increase (Decrease) in Accounts Payable	1,250	2,000	2,250
Increase (Decrease) in Advances from officers	1,000		2,250

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-
Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2008

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

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

b.   Basic Earnings per Share

In February 1997, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.  The Company has adopted the provisions of SFAS No. 128 effective October 2, 2006 (date of inception).

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

e.   Income Taxes

Income taxes are provided in accordance with SFAS 109, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2008

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to March 31, 2008, generated no revenues, and incurred losses of $ 9,500.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company’s upcoming SB-2 offering.  He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 2,250 on March 31, 2008.

NOTE 6.  INCOME TAXES

As of March 31, 2008

Deferred tax assets:	1,425
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(1,425)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

 PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
March 31, 2008

NOTE 7.  NET OPERATING LOSSES

As of March 31, 2008, the Company has net operating loss carryforwards of $ 9,500.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123 “Share-Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of March 31, 2008 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operations" of Preferential Equities Inc., is incorporated by reference from the Preferential’s
Form SB-1, as amended, filed with the SEC on December 4, 2006.

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of May 14, 2008, there are 5,000,000 shares of Common Stock outstanding.

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

Mr. Miller will endeavor to personally meet with management and key personal of companies which he considers are serious candidates for concluding a reverse merger or acquisition.  Preferential will also attempt to obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of Preferential’s limited financial resources.  Preferential will not acquire or merge with any company for which current audited financial statements cannot be obtained prior to or within a reasonable period of time after closing of the proposed transaction.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the three months ended March 31, 2008 was $2,250.  Preferential has accumulated a net loss from October 2, 2006 (inception) through to March 31, 2008 of $9,500.   All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of March 31, 2008, Preferential had no cash and $4,500 in liabilities of which the entire $4,500 are funds owed to Mr. Miller its sole officer and director.

Off-balance sheet arrangements

As of March 31, 2008, Preferential has had no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There was no change during the quarter period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the three months ended March 31, 2008, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

PREFERENTIAL EQUITIES CORP.

Date: May 14, 2008	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.