Form 10QSB
period 2008-08-11
Preferential Equities Corp.
filed 2008-08-12
CIK 1382041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2008

___	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
5,000,000 common shares issued and outstanding as of August 12, 2008.

Transitional Small Business Disclosure Format (Check one):	Yes		No	X

PREFERENTIAL EQUITIES CORP.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2008, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2007, in the Form 10KSB and filed with the SEC on March 31, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Preferential Equities, Corp.
QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED
June 30, 2008

(UNAUDITED)

Preferential Equities Corp.
TABLE OF CONTENTS	PAGE #
Review Report	1
Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Cash Flows	4
Notes to Financial Statements	5-8

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets (Unaudited)

ASSETS
	As of	As of
	June 30,	Dec 31,
	2008	2007

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,000	1,000
Advances from Officer	3,500	1,250

Total Current Liabilities	5,500	2,250

Total Liabilities	5,500	2,250

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2007 and December 31, 2006 respectively)

	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(10,500)	(7,250)
Total Stockholders' Equity (Deficit)	(5,500)	(2,250)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

					October 2, 2006 (inception) through June 30, 2008
	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenues
Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	1,000	1,000	3,250	3,000	10,500

Total Operating Costs	1,000	1,000	3,250	3,000	10,500

Net Income (Loss)	$(1,000)	$(1,000)	$(3,250)	$(3,000)	$(10,500)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
	5,000,000	5,000,000	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			October 2, 2006 (inception) through June 30, 2008
	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,250)	$(3,000)	$(10,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable		3,000	-
(Increase) Decrease in Prepaid Expenses		(1,000)
Increase (Decrease) in Accounts Payable	1,000	1,000	2,000
Increase (Decrease) in Advances from officers	2,250		3,500

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-
Cash at beginning of period			-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2008

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to March 31, 2008, generated no revenues, and incurred losses of $ 10,500. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2008

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 3,500 on June 30, 2008.

NOTE 6. INCOME TAXES

As of June 30, 2008

Deferred tax assets:	1,575
Net operating tax carryforwards	$-0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(1,575)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2008, the Company has net operating loss carryforwards of $ 10,500. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements (Unaudited)
June 30, 2008

NOTE 8. STOCK TRANSACTIONS (Continued)

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of June 30, 2008 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

The "Plan of Operations" of Preferential Equities Inc., is incorporated by reference from the Preferential's Form SB-1, as amended, filed with the SEC on December 4, 2006.

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of August 12, 2008, there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the six months ended June 30, 2008 was $3,250. Preferential has accumulated a net loss from October 2, 2006 (inception) through to June 30, 2008 of $10,500. All of these expenses have been audit and financial statement review related.

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
Liquidity and Capital Resources Liquidity

As of June 30 2008, Preferential had no cash and $5,500 in liabilities of which the entire $5,500 are funds owed to Mr. Miller its sole officer and director.

Off-balance sheet arrangements

As of June 30, 2008, Preferential has had no off-balance sheet arrangements.
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
ITEM 3: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has concluded that as of June 30, 2008, the disclosure controls and procedures of Preferential (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms; and that such information is accumulated and communicated to the management of Preferential as appropriate, to allow for timely decisions regarding required disclosure.

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

Mr. Miller has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2008 and believe they are effective.

Mr. Miller has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Preferential's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in the internal controls of Preferential that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect the internal controls of Preferential.

Changes in Internal Controls

Based on the evaluation as of June 30, 2008, Mr. Miller, our sole officer and director has concluded that there were no significant changes in the internal controls over financial reporting of Preferential or in any other areas that could significantly affect the internal controls of Preferential subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the six months ended June 30, 2008, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 Changes in Securities

Not applicable
Recent Sales of Registered Securities

None.
Use of Proceeds

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

 ITEM 5. OTHER INFORMATION

 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are furnished as part of this Form 10-QSB, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed December 4, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed December 4, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14 (17 CFR 240.15d-14(a)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14 (17 CFR 240.15d-14(a)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PREFERENTIAL EQUITIES CORP.

Date: August 12, 2008	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.