Form 10-K
period 2008-12-31
Preferential Equities Corp.
filed 2009-03-30
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden hours per response: 2,297.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                                                                9 Yes     :No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act

                                                                                                                                                                                   9 Yes     : No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceeding past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                                                                                                                                                : Yes     9 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                              :

Indicate by check mark whether the registrant is a a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large acceleraged filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	9		Accelerated filer	9
Non-accelerated filer	9	(Do not check if a smaller reporting company)	Smaller reporting company	:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                :  Yes 9 No

State Registrant's revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of  last  business day of the registrant's most recently completed second fiscal quarte.

                   Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTSY
 PROCEEDINGS DURING THE PRECEDEING FIVE YEARS:

Indicate by check mark  whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    N/A

                 Yes 9    No 9

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I

Item 1. Description of Business. Formation.

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of March 30, 2009, there are 5,000,000 shares of Common Stock outstanding.

Our Business. Preferential has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its shareholders, Preferential never commenced any operational activities. As such, Preferential can be defined as a “shell” or “blank check” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of Preferential has elected to commence implementation of Preferential's principal business purpose. Preferential is filing this registration statement on a voluntary basis because the primary attraction of Preferential as a merger partner or acquisition vehicle will be its status as a reporting public company. Any business combination or transaction may potentially result in a significant issuance of shares and substantial dilution to present stockholders of Preferential. The proposed business activities described herein classify Preferential as a “blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions.  Harry Miller, the primary shareholder of Preferential, has expressed his intention that he has no plan to sell his respective shares of Preferential's common stock until such time as Preferential has successfully consummated a merger or acquisition and Preferential is no longer classified as a “blank check” company, and he has also expressed his intention not to sell his shares unless the shares are subsequently registered or if an exemption from registration is available. Competition

We will compete with other blank check companies that have a business objective similar to ours.  Some of our competitors are the remains of failed or discontinued businesses.  As failed or discontinued businesses, these blank check companies have ceased their day-to-day operations but have maintained their public corporate structure.  Some of our competitors are blank check companies that publicly distributed shares under Rule 419 of the Securities Exchange Act of 1934.  Some of our competitors file reports with the Securities and Exchange Commission, and some do not.  Some of our competitors have securities that trade in the over-the-counter securities markets, and some do not.

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

Sarbanes-Oxley Act of  2002.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. SOA imposes a wide variety of new requirements on both U.S. and non-U.S. companies, that file or are required to file periodic reports with the SEC (the “SEC”) under the Securities Exchange Act of 1934.  Many of these new requirements will affect us and our board of directors.  For instance, under SOA we are required to:

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

Investment Advisor Act of 1940.  We are not an “investment adviser” under the Federal Investment Adviser Act of 1940, which classification would involve a number of negative considerations. Accordingly, we do not and will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of Section 2(a)(11) of the Investment Adviser Act of 1940, 15 U.S.C.

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

Reports to Securities Holders.

We are required to file annual reports on Form 10-Kand quarterly reports on Form 10-Q with the SEC on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

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

Risks Related to Owning Our Common Stock

State Blue Sky Registration Laws Will Restrict the Resales of the Preferential's Stock.  Transferability of the shares of Common Stock of Preferential is very limited because a significant number of states have enacted regulations pursuant to their securities or so-called “blue sky” laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of “blank check” companies such as Preferential within that state. In addition, many states, while not specifically prohibiting or restricting “blank check” companies, would not register the securities of Preferential for sale or resale in their states. Because of these regulations, Preferential currently has no plan to register any securities of Preferential with any state. To ensure that any state laws are not violated through the re-sales of the securities of Preferential, Preferential will refuse to register the transfer of any securities of Preferential, to residents of any state, which prohibit such resale or if no exemption is available for such resale. It is not anticipated that a secondary trading market for Preferential's securities will develop in any state until subsequent to consummation of a Business Combination, if at all.

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

Item 1A. Risk Factors.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 1B. Unresolved Staff Comments.

Not Applicable.

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

 Item 4. Submissions of Matters to a Vote of Security Holders.

No matters weres submitted during the fourth quarter of our fiscal year to a vote of our security holders through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

General.

Preferential's Common Stock has never been traded. It is unlikely that Preferential's stock will be accepted for trading on any exchange or quotation system until completion of a merger or acquisition. It is likely if any such trading market developed it would be on one the over the counter markets and be considered a “penny stock”.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

As of March 28, 2009, we had one stockholder of record holding 5,000,000 common shares.

Dividend Policy.

Preferential has not paid any cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

No Equity Compensation Plan.

Preferential does not have an equity compensation plan and does not plan to implement such a plan.

Recent Sales of Unregistered Securities.

On October 2, 2006, we issued 5,000,000 shares of our Common Stock to Mr. Miller, for an aggregate total of $5,000. We relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, for the issuance of these securities. All of these shares are “restricted” shares as defined in Rule 144 under the Securities Act of 1933, as amended. These shares may not be offered for public sale except under Rule 144, or otherwise, pursuant to Securities Act of 1933.

Item 6. Selected Financial Data

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis or Plan of Operations.

2008 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company decreased in 2008 and 2009.  This was a result of a number of factors not the least of which was the instability of the economy as a result of the subprime mortgage crisis, deepening global recession and weakoning US dollar.  Although our President, Mr. Miller, has reviewed a number of proposals he did not find one which he believed to be suitable for Preferential.  Management believes the securities market in 2009 will remain unstable.  If the markets do remain unstable through-out 2009 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our continued investigation of interested parties.

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

Item 7A. Quantitive and Qualitive Disclosure About Market Risk.

No disclosure is required hereunder as the Company is a “smaller reporting company,” as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

PREFERENTIAL EQUITIES, CORP.

GEORGE STEWART, CPA
2301 SOUTH JACKSON STREET, SUITE 101-G
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Preferential Equities Corp.

I have audited the accompanying balance sheet of Preferential Equities Corp. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows the years then ended and for the period from October 2, 2006 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferential Equities Corp., (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from October 2, 2006 (inception) to December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ George Stewart, CPA

Seattle, Washington

March 27, 2009

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of	As of
	Dec. 31,	Dec 31,
	2008	2007

Current Assets
Cash	$-	$-
Total Current Assets	-	-

Other Assets
Prepaid Expenses	-	-

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable $		$1,000
Advances from Officer	7,500	1,250

Total Current Liabilities	7,500	2,250

Total Liabilities	7,500	2,250

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of
December 31, 2008 and December 31, 2007 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(12,500)	(7,250)

Total Stockholders' Equity (Deficit)	(7,500)	(2,250)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations

				October 2, 2006
	Year		Year	(inception)
	Ended		Ended	through
	Dec. 31,		Dec. 31,	Dec. 31,
	2008		2007	2008

Revenues

Revenues	$-	$		$-

Total Revenues	-			-

Operating Costs
Administrative Expenses	5,250		5,250	12,500

Total Operating Costs	5,250		5,250	12,500

Net Income (Loss)	$(5,250)		$(5,250)	$(12,500)

Basic earnings (loss) per share	$(0.00)		$(0.00)

Weighted average number of
common shares outstanding	5,000,000		5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
From October 2, 2006 (Inception) through December 31, 2008

				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 2, 2006	-	$-	$-	$-	$-

Stock issued for cash on October 2, 2006
@ $0.001 per share	5,000,000	5,000	-	-	5,000

Net loss, December 31, 2006				(2,000)	(2,000)

Balance, December 31, 2006	5,000,000	$5,000	$-	$(2,000)	$3,000

Net loss, December 31, 2007				(5,250)	(5,250)

Balance, December 31, 2007	5,000,000	$5,000	$-	$(7,250)	$(2,250)

Net loss, December 31, 2008				(5,250)	(5,250)

Balance, December 31, 2008	5,000,000	$5,000	$-	$(12,500)	$(7,500)

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows

			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,250)	$(5,250)	$(12,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Advances from Officers	6,250	1,250	7,500
Increase (Decrease) in Accounts Payable	(1,000)	1,000
Net cash provided by (used in) operating activities	-	(3,000)	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable		3,000

Net cash provided by (used in) financing activities	-	3,000	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

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
December 31, 2008

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to December 31, 2008, generated no revenues, and incurred losses of $ 12,500.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 7,500 on December 31, 2008.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2008

NOTE 6.  INCOME TAXES

As of December 31, 2008

Deferred tax assets:	1,875
Net operating tax carryforwards	$-0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(1,875)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of December 31, 2008, the Company has net operating loss carryforwards of $ 12,500.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123 “Share-Based Payment”. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of December 31, 2008 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Preferential has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

 Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has evaluated the effectiveness of our disclosure controls and procedures and had concluded that as of December 31, 2008, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-KSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to the Company's management to allow for timely decisions regarding required disclosure.

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

Mr. Miller, our sole officer and director has evaluated the effectiveness of our internal control over financial reporting and preparation of our annual financial statements as of December 31, 2008 and believes they are effective.

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

Changes in Internal Controls

Based on the evaluation as of December 31, 2008, Mr. Miller, our sole officer and director, has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of this most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

 Item A(T) – Controls and Procedures

See Item 9A – Controls and Procedures above.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers, Promoters  and Corporate Governance.

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

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Harry Miller, has been President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Financial Officer and sole director of Preferential since October 2, 2006. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is the former director and officer of the following reporting issuers: (1) Coronation Acquisition Corp., a former blank check company, now known as Supreme Realty Investments, Inc. ("SRLT.OB"); (2) Black Gardenia Corp., a former blank check company, now known as  Asia Interactive Media Inc.; (3) Medina Coffee, Inc., an espresso cart and café company, now known as China Bak Battery Inc. ("CBBT.OB"); and Dentalserv.com, a dental software company which changed control in December 2006 (“DSRV.OB”).

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

Audit Committee Financial Expert.

Preferential does not have a standing Audit Committee. The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, Preferential does not have a member on its board of directors that has been designated as an audit committee “financial expert.”  Preferential does not believe that the addition of such an expert would add anything meaningful to Preferential at this time.  It is also unlikely Preferential would be able to attract an independent financial expert to serve on its Board of Directors at this stage of its development.  In order to entice such a director to join its Board of Directors Preferential would probably need to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things Preferential is unable to afford at this time.

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

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2008  to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2008 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Harry Miller President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Miller was appointed President, CEO, Treasurer, Secretary and a Director of the Company on October 2, 2006, the date of our formation.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principle Stockholders.

The following table sets forth certain information as of March 28, 2009, regarding the beneficial ownership of Preferential's Common Stock by (i) each stockholder known by Preferential to be the beneficial owner of more than 5% of Preferential's Common Stock, (ii) by each Director and executive officer of Preferential and (iii) by all executive officer and Directors of Preferential as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended December 31, 2008.

Changes in Control.

There are no present arrangements or pledges of Preferential's securities which may result in a change in control of Preferential.

Item 13. Certain Relationships and Related Transactions, and Director Independence. Certain Relationships and Related Transactions.

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

Director Independence.

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).  We currently only have one director on our Board of Directors.

Item 14. Principal Accountant Fees and Services.

Fees and Services

We were formed October 2, 2006.  George Stewart, CPA, audited our financial statements for fiscal 2008.   The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

	2008	2007
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	2,000	$ 2,000
Audit-related fees - review of each of the quarterly financial statements.	3,000	3,000
Tax fees - preparation and filing of three major tax-related forms and tax planning.	250	250
All other fees – other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	5,250	$ 5,250

Notes: (1)	This number is an estimate only.

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

We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2009. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the audit committee of the board of directors has determined that payment of the above audit fees is in conformance with the independent status of our company's principal independent accountants. Before engaging the auditors in additional services, the audit committee considers how these services will impact the entire engagement and independence factors.

PART IV Item 15.

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

PREFERENTIAL EQUITIES CORP. /s/ Harry Miller

By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 30, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2009.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 30, 2009.