Form 10-Q
period 2009-09-30
Preferential Equities Corp.
filed 2009-11-12
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires July 31, 2011
Estimated average burden hours per response: ………………187.5

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2009
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

i

Yes ☒	No ☐
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
5,000,000 common shares issued and outstanding as of November 12, 2009.

ii

PREFERENTIAL EQUITIES CORP.

Form 10-Q

September 30, 2009

iii

 PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended September 30, 2009, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential’s Audited Financial Statements for the year ended December 31, 2008, in the Form 10KSB and filed with the SEC on  March 30, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets (Unaudited)

ASSETS
	As of	As of
	Sept 30,	Dec 31,
	2009	2008

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable
Advances from Officer	11,750	7,500

Total Current Liabilities	11,750	7,500

Total Liabilities	11,750	7,500

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding as of
September 30, 2009 and December 31, 2008 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage	(16,750)	(12,500)

Total Stockholders' Equity (Deficit)	(11,750)	(7,500)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

					October 2,
	Three Months	Three Months	Nine Months	Nine Months	2006 (inception)
	Ended	Ended	Ended	Ended	through
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008	2009

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	1,000	1,000	4,250	4,250	16,750

Total Operating Costs	1,000	1,000	4,250	4,250	16,750

Net Income (Loss)	$(1,000)	$(1,000)	$(4,250)	$(4,250)	$(16,750)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			October 2,
	Nine	Nine	2006
	Months	Months	(inception)
	Ended	Ended	through
	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,250)	$(4,250)	$(16,750)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable			-
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Accounts Payable		4,250
Increase (Decrease) in Advances from officers	4,250		11,750

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

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
September 30, 2009

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to September 30, 2009, generated no revenues, and incurred losses of $ 16,750.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 11,750 on September 30, 2009.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009

NOTE 6.  INCOME TAXES

As of September 30, 2009

Deferred tax assets:	2,513
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(2,513)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of September 30, 2009, the Company has net operating loss carryforwards of $ 16,750.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with paragraph 8 of SFAS 123 "Share-Based Payment". Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.  \

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of September 30, 2009 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of September 30, 2009:

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the nine months ended September 30, 2009 was $4,250.  Preferential has accumulated a net loss from October 2, 2006 (inception) through to September 30, 2009 of $16,750.   All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of September 30, 2009, Preferential had no cash and $11,750 in liabilities of which $11,750 are funds owed to Mr. Miller its sole officer and director.  Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of September 30, 2009, Preferential has had no off-balance sheet arrangements.

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

ITEM 4 CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has concluded that as of September 30, 2009, the disclosure controls and procedures of Preferential (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. And that such information is accumulated and communicated to the management of Preferential as appropriate, to allow for timely decisions regarding required disclosure.

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

  Mr. Miller has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2009 and believes they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2009, Mr. Miller, our sole officer and director has concluded that there were no significant changes in the internal controls over financial reporting of Preferential or in any other areas that could significantly affect the internal controls of Preferential subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. Controls and Procedures.

See Item 4 above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the six months ended September 30, 2009, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the nine months ended September 30, 2009.

Recent Sales of Registered Securities

There have been no unregistered sales of securities for the nine months ended September 30, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of shareholders in the nine months ended September 30, 2009.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the six months ended September 30, 2009.

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
Date: November 12, 2009
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.