Form 10-K/A
period 2008-12-31
Preferential Equities Corp.
filed 2010-02-12
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2009
Estimated average burden hours per response: 2,297.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

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

                                                                                                                                                                                   9 Yes     : No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the

i

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ii

EXPLANATORY NOTE

In connection with our annual report on Form 10-K for the year ended December 31, 2008, we are filing this Amendment No. 1 to amend the following information:

  We have amended our discussion in Item 9A Controls and Procedures to identify the framework used by management to evaluate the effectiveness of our controls over financial reporting; and
  Amend Exhibit 31.1 and 31.2, the certification of our principal executive officer/principal financial officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each item of the Original Filing that is amended by this Amendment No. 1 is restated in its entirety, and this Amendment No. 1 is accompanied by currently dated certifications on Exhibit 31.1, 31.2, 32.1 and 32.2.

Except as expressly set forth in this Amendment No. 1, we are not amending any other part of the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing, except as such disclosure is amended by this Amendment No. 1, and does not reflect events occurring after the filing of the Original Filing, or modify or update any related or other disclosures, including forward-looking statements, unless expressly noted otherwise.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings made with the SEC subsequent to the filing of the Original Filing.  The filing of this Amendment No. 1 shall not be deemed an admission that the Original Filing when made included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the year covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of December 31, 2009, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9A(T) – CONTROLS AND PROCEDURES

See Item 9A – Controls and Procedures above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit Number	Exhibit Title

31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32.a	Section 302 Certificate of CEO & CFO

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

PREFERENTIAL EQUITIES CORP. /s/ Harry Miller

By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	February 12, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 12, 2010.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	February 12, 2010.