Form 10-Q/A
period 2009-03-31
Preferential Equities Corp.
filed 2010-02-12
CIK 1382041

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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

ii

EXPLANATORY NOTE

In connection with our annual report on Form 10-Q for the quarter ended March 31, 2009, we are filing this Amendment No. 1 to amend the following information:

1.      We have amended our discussion in Item 4A Controls and Procedures to identify the framework used by management to evaluate the effectiveness of our controls over financial reporting; and

2.      Amend Exhibit 31.1 and 31.2, the certification of our principal executive officer/principal financial officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934.

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

Item 4.  Controls and Procedures.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2009.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of March 31, 2009, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. Controls and Procedures.

See Item 4 above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are furnished as part of this Form 10-Q/A-1, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certificate of CEO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERENTIAL EQUITIES CORP.

Date: February 12, 2010	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.