Form 10-Q/A
period 2009-06-30
Preferential Equities Corp.
filed 2010-02-12
CIK 1382041

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

ii

EXPLANATORY NOTE

In connection with our annual report on Form 10-Q for the quarter ended June 30, 2009, we are filing this Amendment No. 1 to amend the following information:

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2009.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of June 30, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Controls

Based on the evaluation as of June 30, 2009, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

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
Date: February 12, 2010
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.