Form 10-K
period 2009-12-31
Preferential Equities Corp.
filed 2010-03-26
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2012
Estimated average burden hours per response: 2,100.00

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
:	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2009

9	TRANSITION REPORT PURUANT TO UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
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

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Act. 9 Yes :No

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. 9 Yes : No

i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, indefinitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. 9 Yes : No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 9 Yes : No

Indicate by check mark whether the registrant is a a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	9		Accelerated filer	9
Non-accelerated filer	9	(Do not check if a smaller reporting company)	Smaller reporting company	:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) : Yes 9 No

State Registrant's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of last business day of the registrant's most recently completed second fiscal quarter. N/A

Note - If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions under the circumstances, provided that the assumptions are set forth in this Form.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of March 25, 2010.

DOCUMENTS INCORPORATED BY REFERENCE None.

Employment Contracts and Termination of Employment or Change of Control.	23
Equity Compensation Plan.	23
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	24
Principle Stockholders.	24
Equity Compensation Plan.	24
Changes in Control.	24
Item 13. Certain Relationships and Related Transactions, and Director Independence.	23
Certain Relationships and Related Transactions.	24
Director Independence.	23
Item 14. Principal Accountant Fees and Services.	25
Fees and Services.	25
Pre-Approval Policies and Procedures.	25
PART IV	25
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.	25
SIGNATURES	26

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

PART I

Item 1. Description of Business.

Formation.

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of December 31, 209, there are 5,000,000 shares of Common Stock outstanding.

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

Requirement of Audited Financial Statements May Disqualify Business Opportunities. Section 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for companies acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may preclude consummation of an otherwise desirable acquisition by Preferential. prospects that do not have or are unable to obtain the required audited financial statements may not be appropriate for acquisition so long as the reporting requirements of the Securities Exchange Act of 1934 are applicable.

Item 1A. Risk Factors.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

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

As of March 25, 2009, we had one stockholder of record holding 5,000,000 common shares.

Dividend Policy.

Preferential has not paid any cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

No Equity Compensation Plan.

Preferential does not have an equity compensation plan and does not plan to implement such a plan.

Recent Sales of Unregistered Securities.

Preferential has not had any recent sales of any of its securities.

Item 6. Selected Financial Data.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 7. Management Discussion and Analysis or Plan of Operations.

2009 Business Environment.

Interest in becoming public, either through an initial public offering or through a merger with a reporting company decreased in 2008 and 2009.  This was a result of a number of factors not the least of which was the instability of the economy as a result of the subprime mortgage crisis, deepening global recession and weakoning US dollar.  Although our President, Mr. Miller, has reviewed a number of proposals he did not find one which he believed to be suitable for Preferential.  Management believes the securities market in 2010 will remain unstable.  If the markets do remain unstable through-out 2010 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our continued investigation of interested parties.

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

Item 7A. Quantitive and Qualitive Disclosure About Market Risk.

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

PREFERENTIAL EQUITIES CORP.

GEORGE STEWART, CPA
316 17TH AENUE SOUTH
SEATTLE, WASHINGTON 98144
(206) 328-8554  FAX(206) 328-0383

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Preferential Equities Corp.

I have audited the accompanying balance sheet of Preferential Equities Corp. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statement of operations, stockholders' equity and cash flows the years then ended and for the period from October 2, 2006 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferential Equities Corp., (A Development Stage Company) as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and from October 2, 2006 (inception) to December 31, 2009 in conformity with generally accepted accounting principles in the United States of America.

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

Seattle, Washington
March 10, 2010

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
	As of		As of
	Dec. 31,		Dec. 31,
	2009		2008

Current Assets
Cash	$-		$-
Total Current Assets	-		-

Other Assets
Prepaid Expenses	-		-

Total Other Assets	-		-

	$-		$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$1,000	$
Advances from Officer	11,750		7,500

Total Current Liabilities	12,750		7,500

Total Liabilities	12,750		7,500

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding as of
December 31, 2008 and December 31, 2007 respectively)	5,000		5,000
Additional paid-in capital
Deficit accumulated during development stage	(17,750)		(12,500)

Total Stockholders' Equity (Deficit)	(12,750)		(7,500)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-		$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations

			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	5,250	5,250	17,750

Total Operating Costs	5,250	5,250	17,750

Net Income (Loss)	$(5,250)	$(5,250)	$(17,750)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statement of Changes in Stockholders' Equity From October 2, 2006 (Inception) through December 31, 2009
				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 2, 2006	-	$ -	$ -	$ -	$ -

Stock issued for cash on October 2, 2006 @$ 0.001 per share
	5,000,000	5,000	-	-	5,000

Net loss, December 31, 2006				(2,000)	(2,000)

Balance, December 31, 2006	5,000,000	$ 5,000	$ -	$ (2,000)	$ 3,000

Net loss, December 31, 2007				(5,250)	(5,250)

Balance, December 31, 2007	5,000,000	$ 5,000	$ -	$ (7,250)	$ (2,250)

Net loss, December 31, 2008				(5,250)	(5,250)

Balance, December 31, 2008	5,000,000	$ 5,000	$ -	$ (12,500)	$ (7,500)

Net loss, December 31, 2009				(5,250)	(5,250)

Balance, December 31, 2009	5,000,000	$ 5,000	$ -	$ (17,750)	$12,750)

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows

			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,250)	$(5,250)	$(12,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Advances from Officers	4,250	6,250	11,750
Increase (Decrease) in Accounts Payable	(1,000)	1,000	1,000
Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable		-

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

d.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during

PREFERENTIAL EQUITIES, CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

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

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to December 31, 2009, generated no revenues, and incurred losses of $ 17,750.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

PREFERENTIAL EQUITIES, CORP.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009

Harry Miller, sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming SB-2 offering.  He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 11,750 on December 31, 2009.

NOTE 6.  INCOME TAXES

As of December 31, 2009

Deferred tax assets:	2,663
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(2,663)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7.  NET OPERATING LOSSES

As of December 31, 2009, the Company has net operating loss carryforwards of $ 17,750.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

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
December 31, 2009

NOTE 8.  STOCK TRANSACTIONS (Continued)

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of December 31, 2009 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Preferential has not changed accountants since its formation and there are no disagreements with the findings of said accountants.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

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

(b) Internal Control Over Financial Reporting.

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

Item 9A(T) - Controls and Procedures.

See Item 9A - Controls and Procedures above.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers, Promoters  and Corporate Governance.

Identification of Directors and Executive Officers.

The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Harry Miller	76	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	October 2, 2006

Mr. Miller has held the above offices/positions since inception and is expected to hold said offices/positions until the next meeting of stockholders.

Background of Officers and Directors

The principal occupation and business experience during the last five years for each of our present director and executive officer is as follows:

Harry Miller, has been President, Chief Executive Officer, Secretary, Treasurer, Acting Chief Financial Officer and sole director of Preferential since October 2, 2006. Mr. Miller has years of experience in starting new enterprises; having spent the last thirty years in forming many companies and providing consulting services to a variety of businesses. Many of these companies were in the medical products and health care industries. Currently he is associated with Eastside Mortgage, LLC. of Bellevue, Washington where he maintains a real estate license and analyzes funding proposals, primarily construction loans for his investment portfolio and that of the principal of the firm. In 1991, Mr. Miller established Solar Health Care of Florida, investing in the Medicaid HMO industry. As CEO of Solar Health Care, he developed its business plan that included leasing office space, preparing and filing the complex application to the state, hiring staff and negotiating the purchase of an existing HMO. During the subsequent five year period, Mr. Miller entered into a contractual arrangement to provide medical care to over 8,000 patients. At the end of his tenure intense competitive pressures caused the company to be wound up. Mr. Miller is the former director and officer of the following reporting issuers: (1) Coronation Acquisition Corp., a former blank check company, now known as Supreme Realty Investments, Inc. ("SRLT.OB"); (2) Black Gardenia Corp., a former blank check company, now known as  Asia Interactive Media Inc.; (3) Medina Coffee, Inc., an espresso cart and café company, now known as China Bak Battery Inc. ("CBBT.OB"); and Dentalserv.com, a dental software company which changed control in December 2006 ("DSRV.OB").  Mr. Miller is also the President and Chief Executive Officer of Clifton Star Resources Inc. (CFO.V), a TSX Venture listed mining exploration company.

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

Item 11. Executive Compensation.

Summary Compensation of Executive Officers

The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2009, 2008 and 2007  to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2009 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Harry Miller President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Notes:
(1)	Mr. Miller was appointed President, CEO, Treasurer, Secretary and a Director of the Company on October 2, 2006, the date of our formation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principle Stockholders.

The following table sets forth certain information as of December 31, 2009, regarding the beneficial ownership of Preferential's Common Stock by (i) each stockholder known by Preferential to be the beneficial owner of more than 5% of Preferential's Common Stock, (ii) by each Director and executive officer of Preferential and (iii) by all executive officer and Directors of Preferential as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

Equity Compensation Plan

We did not have an equity compensation plan in place during the fiscal year ended December 31, 2009.

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

Item 14. Principal Accountant Fees and Services.

Fees and Services

We were formed October 2, 2006.  George Stewart, CPA, audited our financial statements for fiscal 2008.   The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

	2009	2008
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	2,000	2,000
Audit-related fees - review of each of the quarterly financial statements.	3,000	3,000
Tax fees - preparation and filing of three major tax-related forms and tax planning.	250	250
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	5,250	5,250

Notes: (1)	This number is an estimate only.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibit Number	Exhibit Title

31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32	Section 302 Certificate of CEO & CFO

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

PREFERENTIAL EQUITIES CORP. /s/ Harry Miller

By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 25, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 25, 2010.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 25, 2010.