Form 10-Q
period 2010-03-31
Preferential Equities Corp.
filed 2010-05-17
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ………………187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)		Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes ☒	No ☐

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
5,000,000 common shares issued and outstanding as of May 14, 2010.

ii

PREFERENTIAL EQUITIES CORP.

Form 10-Q

March 31, 2010

iii

 PART 1 - FINANCIAL INFORMATIONITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2010, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2009, in the Form 10KSB and filed with the SEC on March 26, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

PREFERENTIAL EQUITIES CORP.
QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED
March 31, 2010

(UNAUDITED)

PREFERENTIAL EQUITIES CORP.

Index

Financial Statements:

Balance Sheet

Statement of Operations

Statement of Cash Flows

Notes to Financial Statements

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets (Unaudited)
ASSETS
	As of	As of
	March 31,	Dec 31,
	2010	2009

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-
	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,100	1,000
Advances from Officer	12,750	11,750
Total Current Liabilities	14,850	12,750

Total Liabilities	14,850	12,750
Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of March 31, 2010 and December 31, 2009 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during exploration stage	(19,850)	(17,750)

Total Stockholders' Equity (Deficit)	(14,850)	(12,750)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

			October 2, 2006
	Three Months Ended	Three Months Ended	(inception) through
	March 31,	March 31,	March 31,
	2010	2009	2010

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	2,100	2,000	19,850

Total Operating Costs	2,100	2,000	19,850

Net Income (Loss)	$(2,100)	$(2,000)	$(19,850)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statements of Cash Flows (Unaudited)
			October 2, 2006
	Three Months	Three Months	(inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,100)	$(2,000	$(19,850)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Accounts Payable	2,100	2,000	2,100
Increase (Decrease) in Advances from officers	-	-	12,750

Net cash provided by (used in) operating activities	-		(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable		-

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-
Cash paid during year for :

Interest $		$-	$-

Income Taxes $		$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 20010

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

b.   Basic Earnings per Share

ASC No.260 "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.    The Company has adopted the provisions of ASC No. 260.

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

d.  Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In accordance with ASC No. 250 all adjustments are normal and recurring.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.   Income Taxes

Income taxes are provided in accordance with ASC No. 740, "Accounting for Income Taxes".  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to March 31, 2010, generated no revenues, and incurred losses of $ 19,850.  This condition raises substantial doubt about the Company's ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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
March 31, 2010

that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 12,750 on March 31, 2010.

NOTE 6.  INCOME TAXES

As of March 31, 2010

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

NOTE 7.  NET OPERATING LOSSES

As of March 31, 2010, the Company has net operating loss carryforwards of $ 19,850.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2010

NOTE 8.  STOCK TRANSACTIONS (Continued)

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of March 31, 2010 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2010:

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

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of May 14, 2010 there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the three months ended March 31, 2010 was $2,100.  Preferential has accumulated a net loss from October 2, 2006 (inception) through to March 31, 2010 of $19,850.   All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of March 31, 2010, Preferential had no cash and $14,850 in liabilities of which $12,750 are funds owed to Mr. Miller its sole officer and director.  Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of March 31, 2010 Preferential has had no off-balance sheet arrangements.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of March 31, 2009. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2010, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES.

See Item 4 above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the three months ended March 31, 2010 nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the three months ended March 31, 2010.

Recent Sales of Registered Securities

There have been no unregistered sale of securities for the three months ended March 31, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the three months ended March 31, 2010.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibits are furnished as part of this Form 10-Q, pursuant to Item 601 of Regulation S-B.

Exhibit Number	Exhibit Title

3.1	Articles of Incorporation (incorporated by reference from our Form SB-1 Registration Statement, filed December 4, 2006)
3.2	Bylaws (incorporated by reference from our Form SB-1 Registration Statement, filed December 4, 2006)
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32	Certificate of CEO/CFO as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERENTIAL EQUITIES CORP.

Date: May 17, 2010	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.