Form 10-Q
period 2010-06-30
Preferential Equities Corp.
filed 2010-08-16
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires: January 31, 2013
Estimated average burden hours per response: ………………187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549}

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-52331

PREFERENTIAL EQUITIES, CORP.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not Applicable – Issuer does not have a website	Yes ☐	No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer 
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

i

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

Not Applicable	Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
5,000,000 common shares issued and outstanding as of August 16, 2010.

ii

PREFERENTIAL EQUITIES CORP.

Form 10-Q

June 30, 2010

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2010, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities, Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential’s Audited Financial Statements for the year ended December 31, 2009, in the Form 10KSB and filed with the SEC on March 26, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

PREFERENTIAL EQUITIES CORP.

QUARTERLY FINANCIAL STATEMENTS

FOR PERIOD ENDED

June 30, 2010

(UNAUDITED)

PREFERENTIAL EQUITIES CORP.

Index

Financial Statements:

Balance Sheet	1

Statement of Operations	2

Statement of Cash Flows	3

Notes to Financial Statements	4-6

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets (Unaudited)
ASSETS
	As of	As of
	June 30,	Dec 31,
	2010	2009

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-
	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable		1,000
Advances from Officer	15,950	11,750
Total Current Liabilities	15,950	12,750

Total Liabilities	15,950	12,750
Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding
as of June 30, 2010 and December 31, 2009 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage	(20,950)	(17,750)

Total Stockholders' Equity (Deficit)	(15,950)	(12,750)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statements of Operations (Unaudited)
					October 2, 2006
	Three Months	Six Months	Three Months	Six Months	(inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2010	2009	2009	2010

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	1,100	3,200	2,000	3,250	20,950

Total Operating Costs	1,100	3,200	2,000	3,250	20,950

Net Income (Loss)	$(1,100)	$(3,200)	$(2,000)	$(3,250)	$(20,950)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Accompanying Notes and Accountant’s Report

Preferential Equities Corp. (A Development Stage Company) Statements of Cash Flows (Unaudited)
			October 2, 2006
	Six Months	Six Months	(inception)
	Ended	Ended	through
	June ,	June 30,	June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,200)	$(3,250)	$(20,950)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable
Increase (Decrease) in Accounts Payable		3,250	-
Increase (Decrease) in Advances from officers	3,200	-	15,950

Net cash provided by (used in) operating activities	-		(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest $		$-	$-

Income Taxes $		$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 20010

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

b.   Basic Earnings per Share

ASC No.260 “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.    The Company has adopted the provisions of ASC No. 260.

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
June 30 20010

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.   Income Taxes

Income taxes are provided in accordance with ASC No. 740, “Accounting for Income Taxes”.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 3.   GOING CONCERN

The accompanying financial statements are presented on a going concern basis.  The Company had no operations during the period from October 2, 2006 (date of inception) to June 30, 2010, generated no revenues, and incurred losses of $ 20,950.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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
June 30, 2010

that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it.  These funds are interest free.  The balance due Mr. Miller was $ 15,950 on June 30, 2010.

NOTE 6.  INCOME TAXES

As of June 30, 2010

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

NOTE 7.  NET OPERATING LOSSES

As of June 30, 2010, the Company has net operating loss carryforwards of $ 20,950.  Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8.  STOCK TRANSACTIONS

Transactions, other than employees’ stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received.  Transactions with employees’ stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2010

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of June 30, 2010 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9.  STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following classes of capital stock as of June 30, 2010:

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

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of August 16, 2010, there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the six months ended June 30, 2010 was $3,250.  Preferential has accumulated a net loss from October 2, 2006 (inception) through to June 30, 2010 of $20,950.   All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of June 30, 2010, Preferential had no cash and $15,950 in liabilities of which $15,950 are funds owed to Mr. Miller its sole officer and director.  Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of June 30, 2010, Preferential has had no off-balance sheet arrangements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not required to provide the information required under this item.

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

Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of June 30, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

Changes in Internal Controls

Based on the evaluation as of June 30, 2010, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES.

See Item 4 above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the six months ended June 30, 2010 nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the six months ended June 30, 2010.

Recent Sales of Registered Securities

There have been no unregistered sale of securities for the six months ended June 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the six months ended June 30, 2010.

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

PREFERENTIAL EQUITIES CORP.

Date: August 16, 2010	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director.