Form 10-Q
period 2010-09-30
Preferential Equities Corp.
filed 2010-11-15
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires July 31, 2013
Estimated average burden hours per response: ...................187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended September 30, 2010
or
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
	Yes X	No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not applicable - Issuer does not have a web site	Yes ___	No ___

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ___		Accelerated Filer ___
Non-Accelerated Filer ___ (Do not check if a smaller reporting company)		Smaller Reporting Company X
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
	Yes X	No ___
i APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
	Yes X	No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
5,000,000 common shares issued and outstanding as of November 15, 2010.

ii

PREFERENTIAL EQUITIES CORP.

Form 10-Q

September 30, 2010

Table of Contents

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the nine months ended September 30, 2010, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2009, in the Form 10-K and filed with the SEC on March 26, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Balance Sheets (Unaudited)

ASSETS
	As of	As of
	Sept 30,	Dec 31,
	2010	2009

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	1,350	1,000
Advances from Officer	15,950	11,750

Total Current Liabilities	17,300	12,750

Total Liabilities	17,300	12,750

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding as of
September 30,2010 and December 31, 2009 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage	(22,300)	(17,750)

Total Stockholders' Equity (Deficit)	(17,300)	(12,750)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Statement of Operations (Unaudited)
	Three Months	Nine Months	Three Months	Nine Months	October 2, 2006 (inception)
	Ended	Ended	Ended	Ended	through
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2010	2010	2009	2009	2010

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	1,350	4,550	1,000	4,250	22,300

Total Operating Costs	1,350	4,550	1,000	4,250	22,300

Net Income (Loss)	$(1,350)	$(4,550)	$(1,000)	$(4,250)	$(22,300)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	5 ,000,000

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009	October 2, 2006 (inception) through Sept 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,550)	$(4,250)	$(22,300)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable			-
Increase (Decrease) in Accounts Payable	1,350		1,350
Increase (Decrease) in Advances from officers	3,200	4,250	15,950

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

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
September 30, 2010

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to September 30, 2010, generated no revenues, and incurred losses of $ 22,300. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 15,950 on September 30, 2010.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010

NOTE 6. INCOME TAXES
As of September 30, 2010

Deferred tax assets:	3,345
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(3,345)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of September 30, 2010, the Company has net operating loss carryforwards of $ 22,300. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

NOTE 8. STOCK TRANSACTIONS

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of September 30, 2010 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2010:

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

Formation

Preferential Equities Corp. ("Preferential") was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of November 15, 2010, there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the nine months ended September 30, 2010 was $1,350. Preferential has accumulated a net loss from October 2, 2006 (inception) through to September 30, 2010 of $22,300. All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of September 30, 2010, Preferential had no cash and $17,3000 in liabilities of which $15,950 are funds owed to Mr. Miller its sole officer and director. Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of September 30, 2010, Preferential has had no off-balance sheet arrangements.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995

This Form 10-Q report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and/or releases, which represent our expectations or beliefs, including but not limited to, statements concerning our economic performance, financial condition, growth and marketing strategies, availability of additional capital, ability to attract suitable personal and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important facts, including but not limited to those risk factors in Preferential's Registration Statement on Form SB-1, as amended, filed with the SEC on December 4, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has concluded that as of September 30, 2010, the disclosure controls and procedures of Preferential (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. And that such information is accumulated and communicated to the management of Preferential as appropriate, to allow for timely decisions regarding required disclosure.

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

Mr. Miller has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of September 30, 2010, and believes they are effective.

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

Changes in Internal Controls

Based on the evaluation as of September 30, 2010, Mr. Miller, our sole officer and director has concluded that there were no significant changes in the internal controls over financial reporting of Preferential or in any other areas that could significantly affect the internal controls of Preferential subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the nine months ended September 30, 10, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the nine months ended September 30, 2010

Recent Sales of Registered Securities

There have been no unregistered sales of securities for the nine months ended September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the nine months ended September 30, 2010.

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
PREFERENTIAL EQUITIES CORP.

Date: November 15, 2010	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and Sole Director.