Form 10-K
period 2010-12-31
Preferential Equities Corp.
filed 2011-03-31
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0063
Expires: April 30, 2013
Estimated average burden hours per response: 2,102.90

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
X	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________ to __________
Commission file number 000-49768
PREFERENTIAL EQUITIES CORP.
(Exact name of registrant as specified in its charter)
NEVADA	91-2015980
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 741, Bellevue, WA	98009
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (425) 453-0355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock $0.001 par value per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined by Rule 405 of Securities Act
	Yes 9	No :

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
	Yes :	No 9

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
	Yes :	No 9
i

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not Applicable.
		Yes :	No 9

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable.
		Yes :	No 9

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non accelerated filer, or a small reporting company. See the definitions of "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer 9	Accelerated filer 9
Non-accelerated filer 9	Smaller reporting company :

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)		Yes :	No 9

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court	Yes ☐	No ☐
Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

5,000,000 common shares issued and outstanding as of March 30, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None

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

PART I

Item 1. Business

Formation

Preferential Equities Corp. ("Preferential"), was incorporated on October 2, 2006 in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of December 31, 2010, there were 5,000,000 shares of Common Stock outstanding.

Our Business

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

  Research and Development

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

  Environmental Compliance

  The nature of Preferential's business does not require special environmental or local government approval. Preferential is compliant with all environmental laws. There is no cost to Preferential for such compliance.

  Government Regulation

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

  Employees

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

  Reports to Securities Holders

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

  Item 1A. Risk Factors

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

  Item 1B. Unresolved Staff Comments

  Not Applicable.

  Item 2. Property

  Preferential currently maintains a mailing address at P.O. Box 741, Bellevue, Washington 98009, which is the address of its President. Preferential pays no rent for the use of this mailing address. Preferential does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein.

  Item 3. Legal Proceedings

  Preferential is not a party to any legal proceedings.

  Item 4.( Removed and Reserved)

  PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  General

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

  As of March 30, 2011, we had one stockholder of record holding 5,000,000 common shares.

  Dividend Policy

  Preferential has not paid any cash dividends on its Common Stock and presently intends to continue a policy of retaining earnings, if any, for reinvestment in its business.

  No Equity Compensation Plan

  Preferential does not have an equity compensation plan and does not plan to implement such a plan.

  Recent Sales of Unregistered Securities

  Preferential has not had any recent sales of any of its securities.

  Item 6. Selected Financial Data

  No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

  Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

  2010 Business Environment

  Interest in becoming public, either through an initial public offering or through a merger with a reporting company remained flat in 2010. This was a result of a number of factors not the least of which was the continued instability of the economy as a result of the subprime mortgage crisis, deepening global recession and weakoning US dollar. Although our President, Mr. Miller, has reviewed a number of proposals he did not find one which he believed to be suitable for Preferential. Management believes the securities market in 2011 will remain unstable. If the markets do remain unstable through-out 2011 it may be that we will be unable to complete a merger or acquisition with a suitable business candidate this year despite our continued investigation of interested parties.

  Results of Operation

  For the years ended December 31, 2010 and December 31, 2009 and for the period from October 2, 2006 (inception) through to December 31, 2010.

  Revenues

  Revenue. Preferential has a net loss of $5,650 for the year ended December 31, 2010 (year ended December 31, 2009 - loss of $5,250) and $23,400 for the period from inception to December 31, 2010. To date, we have generated no revenue and have no business operations.

  Loans. As of December 31, 2010, Mr. Miller has loaned Preferential a total of $18,400 for working capital (year ended December 31, 2009 - $11,750). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

  Common Stock. Net cash provided by financing activities during the year ended December 31, 2010 was $Nil (year ended December 31, 2009 - $Nil).

  Expenses

  Summay. Total expenses were $5,650 for the year ended December 31, 2010. Expenses have increased slightly in the year ended December 31, 2010, by $400 from $5,250 in the previous year ended. A total of $23,400 in expenses has been incurred by Preferencial since inception on October 2, 2006, through to December 31, 2010. All expenses relate to professional accounting and audit fees.

  Income Tax Provision. We have losses carried forward for income tax purpose to December 31, 2010. There are no current or deferred tax expenses for the period ended December 31, 2010, due to our loss position. We have fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate.

  Off-Balance Sheet Arrangement

  As of December 31, 2010, we have had no off-balance sheet arrangements.

  Capital Expenditure Commitments

  Capital expenditures during the year ended December 31, 2010, amounted to $Nil ($Nil for the year ended December 31, 2009) Preferential does not anticipate any significant purchase or sale of equipment over the next 12 months.

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

  Item 7A. Quantitive and Qualitive Disclosure About Market Risk

  No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

  Item 8. Financial Statements and Supplementary Data

  The financial statements and schedules that constitute Item 8 of Form 10-K immediately follow on the next page.

  PREFERENTIAL EQUITIES CORP.

  GEORGE STEWART, CPA
  316 17TH AVENUE SOUTH
  SEATTLE, WASHINGTON 98144
  (206) 328-8554 FAX(206) 328-0383

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors

  Preferential Equities Corp.

  I have audited the accompanying balance sheet of Preferential Equities Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statement of operations, stockholders' equity and cash flows the years then ended and for the period from October 2, 2006 (inception) to December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferential Equities Corp., (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended and from October 2, 2006 (inception) to December 31, 2010 in conformity with generally accepted accounting principles in the United States of America.

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

  /S/ George Stewart

  Seattle, Washington
  March 13, 2011

Preferential Equities Corp.
(A Development Stage Company)
Balance Sheets

ASSETS
		As of	As of
		Dec. 31,	Dec. 31,
		2010	2009

Current Assets
Cash		$-	$-
Total Current Assets		-	-

Other Assets
Prepaid Expenses		-	-

Total Other Assets		-	-

		$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	$		$1,000
Advances from Officer		18,400	11,750

Total Current Liabilities		18,400	12,750

Total Liabilities		18,400	12,750

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares
authorized; 5,000,000 shares issued and outstanding as of
December 31, 2010 and December 31, 2009 respectively)		5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage		(23,400)	(17,750)

Total Stockholders' Equity (Deficit)		(18,400)	(12,750)

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)		$-	$-

See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Operations

			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010

Revenues

Revenues	$-	$-	$-

Total Revenues	-	-	-

Operating Costs
Administrative Expenses	5,650	5,250	23,400

Total Operating Costs	5,650	5,250	23,400

Net Income (Loss)	$(5,650)	$(5,250)	$(23,400)

Basic earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

Preferential Equities Corp. (A Development Stage Company) Statement of Changes in Stockholders' Equity From October 2, 2006 (Inception) through December 31, 2010
				Deficit
	Common	Common	Additional	Accumulated
	Stock	Stock	Paid-in	During	Total
		Amount	Capital	Development
				Stage

Balance, October 2, 2006	-	$ -	$ -	$ -	$ -

Stock issued for cash on October 2, 2006 @$0.001 per share
	5,000,000	5,000	-	-	5,000

Net loss, December 31, 2006				(2,000)	(2,000)

Balance, December 31, 2006	5,000,000	$ 5,000	$ -	$ (2,000)	$ 3,000

Net loss, December 31, 2007				(5,250)	(5,250)

Balance, December 31, 2007	5,000,000	$ 5,000	$ -	$ (7,250)	$ (2,250)

Net loss, December 31, 2008				(5,250)	(5,250)

Balance, December 31, 2008	5,000,000	$ 5,000	$ -	$ (12,500)	$ (7,500)

Net loss, December 31, 2009				(5,250)	(5,250)

Balance, December 31, 2009	5,000,000	$ 5,000	$ -	$ (17,750)	$12,750)

Net loss, December 31, 2010				(5,650)	(5,650)

Balance, December 31, 2010	5,000,000	$ 5,000	$ -	$ (23,400)	$18,400)

  See Accompanying Notes and Accountant's Report

Preferential Equities Corp.
(A Development Stage Company)
Statements of Cash Flows

			October 2, 2006
	Year	Year	(inception)
	Ended	Ended	through
	Dec. 31,	Dec. 31,	Dec. 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,650)	$(5,250)	$(23,400)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
Increase (Decrease) in Advances from Officers	6,650	4,250	18,400
Increase (Decrease) in Accounts Payable	(1,000)	1,000
Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital
(Increase) Decrease in Subscription Receivable		-

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

  PREFERENTIAL EQUITIES CORP.
  (A Development Stage Company)
  Notes to Financial Statements
  December 31, 2010

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
  December 31, 2010

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

  NOTE 3. GOING CONCERN

  The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to December 31, 2010, generated no revenues, and incurred losses of $ 23,400. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

  NOTE 4. WARRANTS AND OPTIONS

  There are no warrants or options outstanding to acquire any additional shares of common stock.

  PREFERENTIAL EQUITIES CORP.
  (A Development Stage Company)
  Notes to Financial Statements
  December 31, 2010

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

  While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 18,400 on December 31, 2010.

  NOTE 6. INCOME TAXES
As of December 31, 2010

Deferred tax assets:	6,256
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(6,256)

Net deferred tax assets	$ -0-

  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

  NOTE 7. NET OPERATING LOSSES

  As of December 31, 2010, the Company has net operating loss carryforwards of $ 23,400. Net operating loss carryforward expires twenty years from the date the loss was incurred.

  PREFERENTIAL EQUITIES CORP.
  (A Development Stage Company)
  Notes to Financial Statements
  December 31, 2010

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

  As of December 31, 2010 the Company had 5,000,000 shares of common stock issued and outstanding.

  NOTE 9. STOCKHOLDERS' EQUITY

  The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2010:

  Common stock, $ 0.001 par value: 100,000,000 shares authorized; 5,000,000 shares issued and outstanding.

  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

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

  Our management carried out an evaluation (with the participation of our CEO and CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

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

  As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

  Changes in Internal Controls

  Based on the evaluation as of December 31, 2010, Harry Miller, our President, Chief Executive Officer, and Chief Financial Officer has concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

  ITEM 9A(T) - Controls and Procedures above

  See Item 9A - Controls and Procedures above.

  Item 9B. Other Information

  None

  PART III

  Item 10. Directors and Executive Officers and Corporate Governance

  Identification of Directors and Executive Officers

  The following table sets forth the names, positions and ages of our executive officer and directors.

Name	Age	Position	Since

Harry Miller	77	President, CEO, CFO, Treasurer, Principal Accounting Officer, Secretary and Director	October 2, 2006

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

  Significant Employees

  Preferential has no employees who are not executive officers, but who are expected to make a significant contribution to our business.

  Involvement in Certain Legal Proceedings

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

  Family Relationships

  Not Applicable. We currently have only one director and officer, Mr. Harry Miller.

  Audit Committee Financial Expert

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

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

  Code of Ethics

  Preferential has not adopted a Code of Ethics at this time and the Board of Directors of Preferential is reviewing the necessity of adopting such a document at this time by Preferential given the composition of its Board of Directors and Officer and its scale of its operations at this time.

  Item 11. Executive Compensation

  Summary Compensation of Executive Officers

  The following table contains information concerning the compensation paid during our fiscal years ended December 31, 2010, 2009 and 2008 to the persons who served as our Chief Executive Officers, and each of the two other most highly compensated executive officers during 2010 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total ($)
Harry Miller President CEO, Treasurer, Secretary, Acting CFO and Director(1)	2010	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Notes:
(1)	Mr. Miller was appointed President, CEO, Treasurer, Secretary and a Director of the Company on October 2, 2006, the date of our formation.

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

  Employment Contracts and Termination of Employment or Change of Control

  We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

  Further, no retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Preferential for the benefit of its employees.

  Compensation of Directors

  No cash compensation was paid to any of our directors for the director's services as a director during the year ended December 31, 2010 or since our inception.  We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors except for the granting from time to time of incentive stock options.  The board of directors may award special remuneration to any director undertaking any special services on behalf of Preferential other than services ordinarily required of a director.  Other than indicated below, no director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

  Board of Directors Report on Executive Compensation

  The Board of Directors of Preferential is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Preferential. The goals of Preferential are to align compensation with business objectives and performance and to enable Preferential to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Preferential. Preferential will provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, Preferential may set up a pension plan or similar retirement plans.

  Preferential has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

  Stock Options/SAR Grants

  During the fiscal years ended December 31, 2010 and December 31, 2009, we did not grant any stock options or stock appreciation rights to any of our directors or officers. There were no stock options exercised during the fiscal year ended December 31, 2010 or December 31, 2009, and there were no stock options or stock appreciation rights outstanding on December 31, 2010 or December 31, 2009.

  Long-Term Incentive Plans/ Equity Compensation Plan

  There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

  Stock Option Plans

  Preferential has not adopted a stock option plan or long-term incentive plans at this time.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  Principle Stockholders

  The following table sets forth certain information as of December 31, 2010, regarding the beneficial ownership of Preferential's Common Stock by (i) each stockholder known by Preferential to be the beneficial owner of more than 5% of Preferential's Common Stock, (ii) by each Director and executive officer of Preferential and (iii) by all executive officer and Directors of Preferential as a group. Each of the persons named in the table has sole voting and investment power with respect to Common Stock beneficially owned.

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

  Changes in Control

  There are no present arrangements or pledges of Preferential's securities which may result in a change in control of Preferential.

  Item 13. Certain Relationships and Related Transactions, and Director Independence

  Certain Relationships and Related Transactions

  We were formed on October 2, 2006. On October 2, 2006, we issued 5,000,000 shares of our common stock to Mr. Harry Miller, for an aggregate purchase price of $5,000. Mr. Harry Miller, is our President, Chief Financial Officer, Secretary, and a director.

  As of December 31, 2010, Mr. Miller has loaned Preferential a total of $18,400 for working capital (year ended December 31, 2009 - $11,750). The advance does not carry an interest rate, is unsecured and has no fixed terms of repayment.

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

  Item 14. Principal Accounting Fees and Services

  Fees and Services

  We were formed October 2, 2006. George Stewart, CPA, audited our financial statements for fiscal 2010. The following is an aggregate of fees billed for each of the last year for professional services rendered by our principal accountants:

	2010	2009
Audit fees - auditing of our annual financial statements and preparation of auditors' report.	2,000	2,000
Audit-related fees - review of each of the quarterly financial statements.	3,400	3,000
Tax fees - preparation and filing of three major tax-related forms and tax planning.	250	250
All other fees - other services provided by our principal accountants.	-	-
Total fees paid or accrued to our principal accountants	5,650	5,250
Notes: (1)	This number is an estimate only.

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

  We are only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. These determinations are among the key practices adopted by the audit committee effective during fiscal 2010. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

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

  Item 15. Exhibits, Financial Statement Schedules
Exhibit Number	Exhibit Title

31.a	Section 906 Certificate of CEO
31.b	Section 906 Certificate of CFO
32	Section 302 Certificate of CEO & CFO

  The Board of Directors has pre-approved specifically identified non-audit related services, including tax compliance, review of tax returns, documentation of processes and controls as submitted to the Board of Directors from time to time.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREFERENTIAL EQUITIES CORP.

/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 31, 2011

  Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities an don the dates indicated.
/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director
Date:	March 31, 2011