Form 10-Q
period 2011-03-31
Preferential Equities Corp.
filed 2011-05-16
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires January 31, 2013
Estimated average burden hours per response: ...................187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended March 31, 2011
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
Not applicable - Issuer does not have a web site	Yes ☐	No ☐

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
5,000,000 common shares issued and outstanding as of May 16, 2011.

ii

PREFERENTIAL EQUITIES CORP.

Form 10-Q

March 31, 2011

Table of Contents

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the three months ended March 31, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2010, in the Form 10-K and filed with the SEC on March 31, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Balance Sheets (Unaudited)

ASSETS
	As of	As of
	March 31,	Dec 31,
	2011	2010

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	2,100	1,000
Advances from Officer	18,400	11,750

Total Current Liabilities	20,500	12,750

Total Liabilities	20,500	12,750

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding as of
March 31, 2011 and December 31, 2010 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage	(25,000	(17,750)

Total Stockholders' Equity (Deficit)	(20,500)	(12,750)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Statement of Operations (Unaudited)

				October 2, 2006
	Three Months	Three Months		(inception)
	Ended	Ended		through
	March 31,	March 31,		Sept 30,
	2011	2010		2010

Revenues

Revenues	$-	$-	$

Total Revenues	-	-

Operating Costs
Administrative Expenses	2,100	2,100		25,500

Total Operating Costs	2,100	2,100		25,500

Net Income (Loss)	$(2,100)	$(2,100)		$(25,500)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$

Weighted average number of
common shares outstanding	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	October 2, 2006 (inception) through March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,100)	$(2,100)	$(25,500)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable			-
Increase (Decrease) in Accounts Payable	2,100	2,100	2,100
Increase (Decrease) in Advances from officers	-		18,400

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

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
March 31, 2011

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

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to March 31, 2011, generated no revenues, and incurred losses of $ 25,500. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

NOTE 5. RELATED PARTY TRANSACTIONS (Continued)

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 18,400 on March 31, 2011.

NOTE 6. INCOME TAXES
As of March 31, 2010

Deferred tax assets:	3,825
Net operating tax carryforwards	$-0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(3,825)

Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2011, the Company has net operating loss carryforwards of $ 25,500. Net operating loss carryforward expires twenty years from the date the loss was incurred.

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

As of March 31, 2011 the Company had 5,000,000 shares of common stock issued and outstanding.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011

NOTE 8. STOCK TRANSACTIONS (Continued)

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of March 31, 2011 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2011:

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

Formation

Preferential Equities Corp. ("Preferential") was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of May 16, 2011, there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the three months ended March 31, 2011 was $2,100. Preferential has accumulated a net loss from October 2, 2006 (inception) through to March 31, 2011 of $25,500. All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of March 31, 2011, Preferential had no cash and $20,500 in liabilities of which $18,400 are funds owed to Mr. Miller its sole officer and director. Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of March 31, 2011, Preferential has had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has concluded that as of March 31, 2011, the disclosure controls and procedures of Preferential (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. And that such information is accumulated and communicated to the management of Preferential as appropriate, to allow for timely decisions regarding required disclosure.

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

Mr. Miller has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of March 31, 2011, and believes they are effective.

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

Changes in Internal Controls

Based on the evaluation as of March 31, 2011, Mr. Miller, our sole officer and director has concluded that there were no significant changes in the internal controls over financial reporting of Preferential or in any other areas that could significantly affect the internal controls of Preferential subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES.

See Item 4 above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the three months ended March 31, 2011, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the three months ended March 31, 2011.

Recent Sales of Registered Securities

There have been no unregistered sales of securities for the three months ended March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the three months ended March 31, 2011.

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
PREFERENTIAL EQUITIES CORP.

Date: May 16, 2011	/s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and Sole Director.