Form 10-Q
period 2011-06-30
Preferential Equities Corp.
filed 2011-08-15
CIK 1382041

OMB APPROVAL
OMB Number: 3235-0070
Expires January 31, 2013
Estimated average burden hours per response:..........187.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURUSANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter period ended June 30, 2011
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
5,000,000 common shares issued and outstanding as of August 15, 2011

ii

PREFERENTIAL EQUITIES CORP.
Form 10-Q
June 30, 2011
Table of Contents

iii

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The information in this report for the six months ended June 30, 2011, is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Preferential Equities Corp. ("Preferential" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

The condensed consolidated financial statements should be read in conjunction with Preferential's financial statements and the notes thereto contained in Preferential's Audited Financial Statements for the year ended December 31, 2010, in the Form 10-K and filed with the SEC on March 31, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Balance Sheets (Unaudited)

ASSETS
	As of	As of
	June 30,	Dec 31,
	2011	2010

Current Assets
Cash	$-	$-

Total Current Assets	-	-

Other Assets

Total Other Assets	-	-

	$-	$-

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts Payable	3,200	-
Advances from Officer	18,400	18,400

Total Current Liabilities	21,600	18,400

Total Liabilities	21,600	18,400

Stockholders' Equity (Deficit)
Common stock, ($0.001 par value, 100,000,000 shares authorized;
5,000,000 shares issued and outstanding as of
June 30, 2011 and December 31, 2010 respectively)	5,000	5,000
Additional paid-in capital
Deficit accumulated during development stage	(26,600)	(23,400)

Total Stockholders' Equity (Deficit)	(21,600)	(18,400)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Statement of Operations (Unaudited)

	Three Months	Six Months	Three Months	Six Months	October 2, 2006 (inception)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2011	2010	2010	2010

Revenues

Revenues	$-	$-	$-	$-	$-

Total Revenues	-	-	-	-	-

Operating Costs
Administrative Expenses	1,100	3,200	1,100	3,200	26,600

Total Operating Costs	1,100	3,200	1,100	3,200	26,600

Net Income (Loss)	$(1,100)	$(3,200)	$(1,100)	$(3,200)	$(26,600)

Basic earnings (loss) per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP. (A Development Stage Company) Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	October 2, 2006 (inception) through June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,200)	$(3,200)	$(26,600)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in operating assets and liabilities:
(Increase) Decrease in Subscription Receivable			-
Increase (Decrease) in Accounts Payable	3,200	3,200	3,200
Increase (Decrease) in Advances from officers	-	-	18,400

Net cash provided by (used in) operating activities	-	-	(5,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of equipment	-	-	-

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock			5,000
Additional paid-in capital

Net cash provided by (used in) financing activities	-	-	5,000

Net increase (decrease) in cash	-	-	-

Cash at beginning of period			-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during year for :

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

See Accompanying Notes and Accountant's Report

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

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

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 3. GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had no operations during the period from October 2, 2006 (date of inception) to June 30, 2011, generated no revenues, and incurred losses of $ 26,600. This condition raises substantial doubt about the Company's ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company's current cash of $ -0- is sufficient to cover the expenses they will incur during the next twelve months in a limited operations scenario or until they raise additional funding.

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

While the Company is seeking additional capital, Mr. Miller has advanced funds to the Company to pay any costs incurred by it. These funds are interest free. The balance due Mr. Miller was $ 18,400 on June 30, 2011.

NOTE 6. INCOME TAXES
As of June 30, 2011

Deferred tax assets:	3,990
Net operating tax carryforwards	$ -0-
Other	-0-
Gross deferred tax assets	-0-
Valuation allowance	(3,990)

Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

PREFERENTIAL EQUITIES CORP.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2011

NOTE 7. NET OPERATING LOSSES

As of June 30, 2011, the Company has net operating loss carryforwards of $ 26,600. Net operating loss carryforward expires twenty years from the date the loss was incurred.

NOTE 8. STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with ASC No. 505. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with ASC No. 718. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable

On October 2, 2006 the Company issued a total of 5,000,000 shares of common stock to a director for cash in the amount of $0.001 per share for a total of $5,000.

As of June 30, 2011 the Company had 5,000,000 shares of common stock issued and outstanding.

NOTE 9. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2011:

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

Formation

Preferential Equities Corp. ("Preferential") was incorporated on October 2, 2006, in the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Pursuant to the Articles of Incorporation, Preferential is authorized to issue 100,000,000 shares of Common Stock at $0.001 par value. Each holder of the Common Stock shall be entitled to one vote for each share of Common Stock held. As of August 15, 2011, there are 5,000,000 shares of Common Stock outstanding.

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

Loss Per Period/General and Administrative Expenses

Preferential's net loss for the six months ended June 30, 2011 was $3,200. Preferential has accumulated a net loss from October 2, 2006 (inception) through to June 30, 2011 of $26,600. All of these expenses have been audit and financial statement review related.

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

Liquidity and Capital Resources Liquidity

As of June 30, 2011, Preferential had no cash and $21,600 in liabilities of which $18,400 are funds owed to Mr. Miller its sole officer and director. Preferential is monitoring its cash position to minimize expenditures. In the event Mr. Miller does not continue to loan money to Preferential, Preferential will not have sufficient cash to pursue any future business combination opportunities.

Off-balance sheet arrangements

As of June 30, 2011, Preferential has had no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Mr. Miller, our sole officer and director, has concluded that as of June 30, 2011, the disclosure controls and procedures of Preferential (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-Q is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. And that such information is accumulated and communicated to the management of Preferential as appropriate, to allow for timely decisions regarding required disclosure.

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

Mr. Miller has evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of June 30, 2011, and believes they are effective.

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

Changes in Internal Controls

Based on the evaluation as of June 30, 2011, Mr. Miller, our sole officer and director has concluded that there were no significant changes in the internal controls over financial reporting of Preferential or in any other areas that could significantly affect the internal controls of Preferential subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 4T. CONTROLS AND PROCEDURES.

See Item 4 above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To Preferential's knowledge, no lawsuits were commenced against Preferential during the six months ended June 30, 2011, nor did Preferential commence any lawsuits during the same period. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

No disclosure is required hereunder as the Company is a "smaller reporting company," as defined in Item 10(f) of Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Changes in Securities

There have been no changes in securities for the six months ended June 30, 2011.

Recent Sales of Registered Securities

There have been no unregistered sales of securities for the six months ended June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We have not issued senior securities.

ITEM 4. (REMOVED AND RESERVED)

Not Applicable.

ITEM 5. OTHER INFORMATION

 There is no other information to disclose concerning the six months ended June 30, 2011.

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
PREFERENTIAL EQUITIES CORP.

Date: August 15, 2011	s/ Harry Miller
By:	Harry Miller, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and Sole Director.